Form 10-Q
period 1996-03-31
METLIFE TEXAS HOLDINGS INC
filed 1996-05-15
CIK 829321

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
             QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                              FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                               --------------
                            or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 33-20104
                       --------
                  MetLife Texas Holdings, Inc.
- - -------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

         Delaware                               13-3437648
- - -------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

          One Madison Avenue, New York, New York     10010
- - -------------------------------------------------------------------
        (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code (212) 578-7791
                                                 ------------------
                          Not Applicable
- - -------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X .  No    .
                           ---     ---
              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1.00 Par Value                  1,000
- - -----------------------------    --------------------------------
         Title of Class           Outstanding at March 31, 1996
METLIFE TEXAS HOLDINGS, INC.
- - ----------------------------


                                INDEX
                                -----

Part I.   FINANCIAL INFORMATION                        Page No(s).
                                                       -----------

Item 1.   Financial Statements


          Condensed Consolidated Statements of
          Income for the quarters and years-to-date
          ended March 31, 1996 and 1995
          (Unaudited)                                          3


          Condensed Consolidated Balance Sheets
          as of March 31, 1996 (Unaudited) and
          December 31, 1995                                    4


          Condensed Consolidated Statements of
          Cash Flows for the years-to-date ended
          March 31, 1996 and 1995 (Unaudited)                  5


          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                               6-8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        9-12


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                    13


Item 6.   Exhibits and Reports on Form 8-K
            (including Exhibit Index)                          13


Signatures                                                     14


METLIFE TEXAS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                  For the Quarters and
                                                      Years-to-Date
                                                         Ended
                                                       March 31,
                                                  1996          1995
                                                -------       -------
                                                    <In Thousands>

Revenues:
Insurance revenues
  Traditional life insurance premiums........  $ 3,382       $ 2,939
  Universal life and investment product
    policy charges...........................    3,629         3,644
Investment income (less related expenses)....    8,431         7,450
Trading securities - unrealized losses.......     (710)            0
Realized gain on investments.................      502            73
Other income.................................       66            60
                                               -------       -------
                                                15,300        14,166
                                               -------       -------
Benefits, Claims and Expenses:

Policyholder benefits and claims.............    3,668         3,088
Change in liability for future
  policyholder benefits......................    6,229         5,548
Operating expenses...........................    2,110         1,860
Commissions, taxes and fees..................      873           781
Amortization of policy acquisition costs.....      873           799
Amortization of cost of insurance acquired...      547           557
                                               -------       -------
                                                14,300        12,633
                                               -------       -------
Income before income taxes...................    1,000         1,533
                                               -------       -------
Provision (benefit) for federal income taxes
  Current ...................................      839           522
  Deferred...................................     (537)           60
                                               -------       -------
                                                   302           582
                                               -------       -------
Net income...................................  $   698       $   951
                                                       =======       =======
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31,  December 31,
                                                  1996        1995
                                               ----------  ------------
                                               (Unaudited)
                                                   (In Thousands)
ASSETS
Investments:
     Fixed maturities available for sale....    $280,234     $276,101
     Fixed maturities held to maturity......      57,944       59,406
     Fixed maturities held for trading......      15,317       13,134
     Equity securities......................       3,035        3,362
     Mortgage loans.........................      33,850       35,155
     Cash and cash equivalents..............      15,310       20,930
     Policy loans...........................      29,444       29,642
     Other..................................       3,556        3,550
                                                --------     --------
                                                 438,690      441,280

Deferred policy acquisition costs...........      42,796       38,474
Cost of insurance acquired..................      40,300       36,911
Goodwill....................................       4,302        4,352
Investment income due and accrued...........       5,611        6,194
Amounts due from reinsurers.................       5,213        4,706
Other.......................................       3,146        4,803
                                                --------     --------
TOTAL ASSETS                                    $540,058     $536,720
                                                ========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

Policy liabilities..........................    $391,138     $384,825
Deferred federal income tax.................      15,767       17,044
Contingent notes payable....................       7,874        7,874
Notes payable to affiliates.................      12,500       12,500
General expenses............................       9,720        9,659
Other.......................................      14,309       15,138
                                                --------     --------
Total Liabilities                                451,308      447,040
                                                --------     --------
Stockholder's Equity:
Common stock, par value $1.00 (1,000 shares
  authorized, issued and outstanding).......           1            1
Additional paid-in capital..................      60,200       60,200
Retained earnings...........................      27,543       26,845
Net unrealized investment gains on
  fixed maturities available for sale and on
  equity securities.........................       1,006        2,634
                                                --------     --------
Total Stockholder's Equity                        88,750       89,680
                                                --------     --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $540,058     $536,720
                                                ========     ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
                                                        For the
(In Thousands)                                    Years-to-Date Ended
                                                       March 31,
                                                   1996         1995
                                                   ----         ----
OPERATING ACTIVITIES
  Net Income....................................$   698       $   951
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Increase (decrease) in liability for future
      policy benefits and other policy
      liabilities...............................    874          (201)
    Amortization and depreciation...............  1,603         1,366
    Decrease (increase) in other assets.........  1,273          (390)
    Deferred policy acquisition costs........... (2,447)       (2,142)
    (Decrease) increase in other non-policy
      related liabilities....................... (1,619)          346
    Increase in trading securities.............. (2,183)            0
    Interest credited to policyholder accounts..  4,742         4,533
                                                 ------        ------
CASH PROVIDED BY OPERATING ACTIVITIES...........  2,941         4,463
                                                 ------        ------
INVESTING ACTIVITIES
  Purchase of investments and loans made........(38,243)      (14,165)
  Sale or maturities of investments and
    receipts from repayment of loans............ 28,671        11,529
                                                -------       -------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES.... (9,572)       (2,636)
                                                -------       -------
FINANCING ACTIVITIES
  Net receipts from universal life policyholders
    credited to policyholder account balances...    697           874
  Other.........................................    314             3
                                                -------       -------
CASH PROVIDED BY FINANCING ACTIVITIES...........  1,011           877
                                                -------       -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (5,620)        2,704

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD....................................... 20,930        10,092
                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......$15,310       $12,796
                                                =======       =======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


March 31, 1996 (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

NOTE 1 - CONTINGENT PAYMENT NOTES

MetLife Texas Holdings, Inc. (Holdings) issued 9.41% Contingent Payment Notes (Notes) in the face amount of $12,800,000 in connection with its acquisition of Texas Life Insurance Company (TLIC) on July 31, 1988. The principal amount of these Notes is due on December 31, 1997 (unless redeemed earlier at the option of Holdings) and interest is payable semi-annually at the stated interest rate of 9.41%. The principal and interest payments on the Notes are, however, subject to reduction. In general, the reduction is equal to the difference between the contractual terms of, and amounts of principal and interest payments actually received by TLIC on, certain specified real estate mortgage notes receivable (Pool Loans) with an unpaid balance of $1,738,000 at March 31, 1996. The holders of the Notes received no interest for the three months ended March 31, 1996 and 1995.

The carrying values of the Notes and related Pool Loans in the accompanying Condensed Consolidated Balance Sheets were reduced by valuation allowances for possible losses of $4,703,000 and $2,451,000, respectively, at both March 31, 1996 and December 31, 1995.

See Note 9 to the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of certain restrictions on Holdings contained in the indenture pursuant to which the Notes were issued.

NOTE 2 - NOTES PAYABLE TO AFFILIATES

On June 30, 1989, TLIC issued a $7,000,000 note payable (called a surplus debenture) to Metropolitan Life Insurance Company (Metropolitan), the parent of Holdings. Such note has no specified maturity date and semi-annual principal payments will not begin until TLIC's statutory surplus, as calculated under Texas insurance regulations, increases to $50,000,000. TLIC's statutory surplus amounted to $27,924,000 at March 31, 1996.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY


NOTE 2 - NOTES PAYABLE TO AFFILIATES (Continued)

Interest is payable semi-annually at any time TLIC's statutory surplus is in excess of $12,798,000. The note bears interest at a rate of 7.60% per annum until June 30, 1999. Interest on such note is adjusted every five years to a rate equal to .75% over the then five year U.S. Treasury note rate. Interest of $266,000 was paid on January 2, 1996, June 30, 1995 and January 3, 1995.

An additional $5,500,000 note payable (also called a surplus debenture) was issued by TLIC to MetLife Credit Corp., a wholly-owned subsidiary of Metropolitan, on December 31, 1990. Such note has no specified maturity date and annual principal payments will not begin until TLIC's statutory surplus, as calculated under Texas insurance regulations, increases to $40,000,000. This note must be repaid in full before TLIC may make any principal payments on the $7,000,000 note payable to Metropolitan discussed above. Interest is payable monthly, at a variable interest rate which is set by MetLife Credit Corp. on the first of each month, at any time TLIC's statutory surplus exceeds $10,000,000. $99,000 of interest was paid for the first three months of 1996 and $104,000 was paid for the first three months of 1995.

NOTE 3 - REINSURANCE

Reinsurance receivables of $4,722,000 and $5,385,000 are recorded in accordance with Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", and are included in other assets in the accompanying March 31, 1996 and December 31, 1995 Condensed Consolidated Balance Sheets, respectively. For the three months ended March 31, 1996 and March 31, 1995, earned premiums ceded were $2,181,000 and $1,862,000, respectively, and recoveries recognized under reinsurance contracts were $1,583,000 and $729,000, respectively.

NOTE 4 - INVESTMENTS

As of January 1, 1994, Holdings adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As a result of the adoption of SFAS No. 115, stockholder's equity at March 31, 1996 and December 31, 1995, as shown on the Condensed Consolidated Balance Sheets, were impacted as follows: at March 31, 1996 stockholder's equity was decreased approximately $1,374,000 net of adjustments of $2,747,000 for deferred acquisition costs, $3,936,000 for the cost of insurance acquired and $740,000 for deferred federal income taxes; and at December 31, 1995 stockholder's equity was increased approximately $2,634,000 net of adjustments of $8,029,000 for deferred acquisition costs, $11,059,000 for the cost of insurance acquired and $1,281,000 for deferred federal income taxes.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTE 5 - MORTGAGE LOANS

As of January 1, 1995, Holdings adopted Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosure", which addresses the accounting by creditors for the impairment of certain loans. Total impaired loans and the allowance for all known credit losses on mortgages were $2,951,000 and $2,992,000, respectively, at March 31, 1996. Holdings' primary policy is to utilize the cash basis of accounting for the recognition of interest income on impaired loans.

The average recorded investment in impaired loans during the three months ended March 31, 1996 was $2,951,000 and the related interest income recognized during the period related to impaired loans was $48,000 on both the accrual and cash bases of accounting.

Activity in the allowance for credit losses for the three months ended March 31, 1996 was as follows:

          Balance at December 31, 1995       $3,302,000
          Provision for impaired loans               -
          Write-downs                          (310,000)
          Recoveries                                 -
                                             ----------
          Balance at March 31, 1996          $2,992,000

METLIFE TEXAS HOLDINGS, INC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS

HISTORICAL RESULTS OF OPERATIONS

MetLife Texas Holdings, Inc. (Holdings) is a wholly-owned subsidiary of Metropolitan Life Insurance Company (Metropolitan) and was formed for the purpose of acquiring Texas Life Insurance Company (TLIC). Holdings' unconsolidated revenues are exclusively attributable to its interest bearing investments. Therefore, the changes in the Condensed Consolidated Statements of Income that are discussed below are primarily attributable to TLIC.

YEAR-TO-DATE RESULTS

TLIC's sales in annualized premiums were $1.8 million for the three months ended March 31, 1996, up $152,000, or 9.0%, from the comparable period of 1995. During this period, sales of universal life products increased $284,000, or 37.8%, primarily due to the success of TLIC's Convenient Life product, while sales of permanent traditional life products decreased $122,000, or 17.6%, and term life sales decreased $10,000, or 4.2%.

Consolidated year-to-date revenue increased $1,134,000, or 8.0%, for the first three months of 1996 as compared to the same period of 1995. This was attributable to (i) an increase of $443,000, or 15.1%, in traditional life insurance premiums related to the increase in traditional life sales in recent years; (ii) an increase of $981,000, or 13.2%, in investment income attributable to an increase in invested assets and an increase in the yields on investments, and (iii) an increase of $429,000, or 587.7%, in realized gains on investments, primarily related to profits realized on the sale of bonds as part of TLIC's aggressive mortgage-backed securities program, and Holdings' sale of its long-term Treasuries. These increases were partially offset by a $710,000 unrealized loss on the trading portfolio for the first quarter of 1996 due to market value decreases on the portfolio. There was no trading portfolio for the comparable period of 1995.

Consolidated year-to-date benefits, claims and expenses increased $1,667,000, or 13.2%, for the first three months of 1996 as compared to the same period of 1995. This is primarily a result of (i) a $681,000, or 12.3%, increase in the change in liability for future policyholder benefits resulting from the increase in traditional life insurance in force due to increased sales and the aging of the block of business in force and (ii) an increase of $580,000, or 18.8%, in policyholder benefits and claims related primarily to a $461,000, or 19.9%, increase in death claims and a $102,000 increase in annuity benefits.

Federal income taxes decreased $280,000 for the first three months of 1996 as compared to the first three months of 1995 resulting from a $317,000 increase in current taxes and a $597,000 decrease in deferred taxes. Current income taxes increased $236,000 primarily as a result of increased taxes on capital gains and $91,000 due to a decrease in the bad debt deduction on mortgage loans. Deferred taxes decreased $580,000 primarily due to the change in the difference between the book and tax basis of invested assets caused

METLIFE TEXAS HOLDINGS, INC.

primarily by adjustments to the tax basis of such assets.

As a result of the items discussed above, year-to-date net income decreased $253,000, or 26.6%, for the first three months of 1996 from the comparable period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Holdings' sole activities consist of the investment of its assets in certain high grade, liquid investments permitted by the indenture pursuant to which its Contingent Payment Notes (Notes) were issued (see Note 1 to the accompanying financial statements), administration of its Notes and ownership of the outstanding common stock of its wholly-owned subsidiary, TLIC. Since payment of principal on the Notes is not required until 1997, Holdings does not have substantial short-term liquidity needs. Nevertheless, on March 31, 1996, Holdings had $17,298,000 of high grade, liquid investments which will be available to make the required principal payments, if any, on the Notes in 1997.

For the three months ended March 31, 1996, Holdings had a gain of approximately $93,000 on a stand-alone basis resulting entirely from realized gains on the sale of fixed investments as compared to a loss of $25,000 for the comparable period of 1995. March 31, 1996 results are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. No interest payments on the Notes were required to be made in 1995. Holdings does not expect to be required to make any interest payments on the Notes in 1996 or 1997. Holdings' funds, including earnings on its investments, should be sufficient to cover the required semi-annual interest payments, if any, on the Notes to the maturity date thereof.

On June 30, 1989, TLIC issued a $7 million note payable to Metropolitan and, on December 31, 1990, it issued a $5.5 million note payable to MetLife Credit Corp., a wholly-owned subsidiary of Metropolitan (see Note 2 to the accompanying financial statements). While both of these notes are considered a liability by the Registrant on a GAAP basis, they are surplus for TLIC on a statutory basis. The $7 million note payable was issued to provide additional statutory surplus to TLIC for expansion of premium writings. Increases in first year premium volume reduce statutory surplus since, for statutory purposes, acquisition costs are expensed rather than deferred as required by GAAP. The $5.5 million note payable is being used to provide a voluntary statutory reserve for mortgage loans and foreclosed properties.
The Registrant has no outstanding borrowings other than the Notes and TLIC's notes payable to Metropolitan and MetLife Credit Corp. and has no need or plans to borrow funds in the foreseeable future other than additional notes which may be issued to affiliates by TLIC to provide additional statutory surplus. Borrowings by Holdings are prohibited by the terms of the indenture pursuant to which the Notes were issued.

The Registrant is involved in the life insurance business solely through its ownership of TLIC. The liabilities of TLIC are predominantly long-term in nature and, therefore, in order to match these liabilities with assets, TLIC has long-term fixed maturity investments such as bonds and mortgages.

METLIFE TEXAS HOLDINGS, INC.

Most of TLIC's invested assets are investment grade securities to provide ample protection for its policyholders. As of March 31, 1996, TLIC had $3,130,000 of securities rated below investment grade by the National Association of Insurance Commissioners, representing 0.7% of its total investment securities. Two of these investments, which are carried on the balance sheet at $184,000, were in default as to interest at March 31, 1996.

TLIC has mortgage loans with a carrying value of $33,850,000 ($36,842,000 book value less a $2,992,000 reserve for losses) at March 31, 1996. The carrying value of these mortgage loans comprises 7.7% of total invested assets. The reserve represents 8.1% of total mortgage loan book value. Management believes that the reserve for losses is adequate.

Delinquent mortgage loans (those overdue more than 90 days) total $2,951,000 at March 31, 1996 and are totally comprised of performing cash flow loans. At December 31, 1995, delinquent loans amounted to $2,951,000. Expressed as a percentage of mortgage loans, delinquencies were 8.0% at March 31, 1996, 7.7% at December 31, 1995 and 11.0% at March 31, 1995.

Included in the mortgage loan balance is $3,508,000 of "loans on watch" (i.e., loans which are not delinquent over 90 days but are being monitored more carefully for possible problems in the future). Of the eleven loans included in this category, ten loans, totalling $2,878,000, are current and one loan totaling $630,000 is 30 days overdue.

TLIC's mortgage loan portfolio includes $18,017,000 of commercial loans, $18,393,000 of agricultural loans, $85,000 of loans on apartments and $347,000 of residential loans. 50.1% of these loans are in Texas and the remaining 49.9% are spread over 13 states. The gross yield on all mortgage loans was 8.0% for the first three months of 1996 and 8.3% for the year ended December 31, 1995.

Since its acquisition by Holdings, TLIC has made eleven new commercial mortgage loans, with a book value aggregating $4,025,000, fourteen purchase money mortgages on foreclosed real estate aggregating $3,663,000 and 44 agricultural loans aggregating $20,203,000 through Metropolitan's Agricultural Investments Department, for a total of $27,891,000. Since the acquisition, TLIC's policy relating to new loans is not to loan more than 75% of appraised value based on earnings conditions at the time of the loan. Additionally, these loans are issued to borrowers having strong financial backgrounds. Collateral on loans generally includes personal guarantees for the entire amount of the mortgage indebtedness as well as a lien on the mortgaged property. Loans generally mature within ten years, with recent ten year loans containing a provision for adjustment in the interest rate after three or five years.

As of March 31, 1996, TLIC had $1,261,000 of foreclosed real estate ($2,240,000 less a $979,000 allowance for losses) which had net income of $14,000 in the first three months of 1996. This consists of one commercial loan with a book value of $1,258,000 and one acreage loan with a book value of $982,000. The allowance for loss represents 43.7% of book value and is

METLIFE TEXAS HOLDINGS, INC.

based on estimated market value.

Due to the relatively small amount of TLIC's below investment grade and non-performing investments, they have not had, and are not expected to have, a material effect on TLIC's financial condition or results of operations.

Nevertheless, TLIC maintains liquidity through its selection of investments. Over 80 percent of its securities at March 31, 1996 were readily marketable securities, primarily publicly traded bonds and stocks. TLIC must maintain adequate liquidity to provide funds needed to make current payments to policyholders. Significant changes in market interest rates could affect TLIC's liquidity. TLIC has utilized an asset/liability matching process to help determine the investment rate it can credit to its policyholders.
TLIC's universal life insurance products are credited an interest rate based upon earnings from allocated assets less an interest rate margin. Management's philosophy has been to maintain a credited interest rate based on the returns on its allocated investments rather than to credit current market rates to its previously issued policies. Significant increases in competitors' credited rates could cause TLIC either to reduce its margin or to credit a rate that may be noncompetitive, which may result in surrenders of policies. However, TLIC has high surrender charges on most of its universal life products during the first ten policy years (and during the ten years following any increases in the policy face amount) that would discourage surrenders or result in low surrender values. A reduction in market interest rates could reduce the reinvestment rate of its fixed investments and result in a lower than expected yield. However, in this environment, TLIC could reduce the rates credited to the products underlying these investments and maintain its interest rate margin without risking significant amounts of surrenders of policies. Thus, changes (other than sudden significant changes) in the interest rate environment and the resulting changes in the interest rates credited to policyholders would not significantly affect withdrawal experience because of the significance of surrender charges to policyholders.

However, a sudden significant increase in current market rates could have a material adverse impact on TLIC's liquidity because policyholders might convert to products of competitors to which higher rates are credited. Conversely, sudden declines in interest rates could materially increase TLIC's liquidity if the issuers of TLIC's fixed rate long-term investments exercise their bond call options or refinance at lower rates the mortgages that are owned by TLIC. Although they can significantly affect TLIC's liquidity, the impact of sudden increases or decreases in the interest rate environment would be tempered by the fact that 41% of TLIC's insurance in force is traditional life insurance, which is not as susceptible to changes in the interest rate environment (32% of TLIC's insurance in force is term insurance, which has no cash surrender value and is not impacted by changes in the interest rate).

In addition to the large amount of readily marketable securities referred to above, it is also TLIC's policy to maintain at least $5,000,000 of cash and short-term investments less any commitments for investment purchases within the next month. At March 31, 1996, it had approximately $983,000 of cash and $9,450,000 of short-term investments.

METLIFE TEXAS HOLDINGS, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Holdings nor its subsidiary are involved in any material pending or threatened legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit Index

          4.1 Form of Indenture, dated as of July 27, 1988, between Registrant and Bankers Trust Company, as Trustee, is herein incorporated by reference to Exhibit 4.1 to Registrant's Form S-1 filed with the Securities and Exchange Commission (File No. 33-20104), which became effective on May 13, 1988.

          28.1 Registrant's Form 10-K for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on March 28, 1996, is herein incorporated by reference.

     (b) Reports on Form 8-K - No report on Form 8-K was filed during the quarter ended March 31, 1996.



METLIFE TEXAS HOLDINGS, INC.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   METLIFE TEXAS HOLDINGS, INC.
                                           (Registrant)



Date:  May 15, 1996                By      Myron O. Schlanger
                                     ------------------------------
                                           Myron O. Schlanger
                                      Vice-President and Controller
                                        (Chief Financial Officer)