Form 10-Q
period 1996-09-30
METLIFE TEXAS HOLDINGS INC
filed 1996-11-14
CIK 829321

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                 FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------
                           or
[ ]   Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from                    to
                               ------------------    ------------------
Commission file number 33-20104
                       --------
                       MetLife Texas Holdings, Inc.
------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)
         Delaware                                  13-3437648
------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)
 One Madison Avenue, New York, New York                    10010
------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)
Registrants telephone number, including area code     (212)578-3437
                                                      ---------------
                              Not Applicable
------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    x  .   No        .
                                                      ------       ------

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
Common Stock, $1.00 Par Value                            1,000
-----------------------------            ---------------------------------
       Title of Class                    Outstanding at September 30, 1996

METLIFE TEXAS HOLDINGS, INC.

                                   INDEX
                                   -----
Part I.   FINANCIAL INFORMATION                         Page No(s)
                                                       ----------
Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Income for the quarters and years-to-date
          ended September 30, 1996 and 1995 (Unaudited)     3-4

          Condensed Consolidated Balance Sheets
          as of September 30, 1996 (Unaudited) and
          December 31, 1995                                 5

          Condensed Consolidated Statements of
          Cash Flows for the years-to-date ended
          September 30, 1996 and 1995 (Unaudited)           6

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                            7-9

Item 2.   Managements Discussion and Analysis of
          Financial Condition and Results of Operations     10-15

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 16

Item 6.   Exhibits and Reports on Form 8-K
          (including Exhibit Index)                         16

Signatures                                                  17


METLIFE TEXAS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
METLIFE TEXAS HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                For the Quarter Ended       For the Nine Months Ended
                                                   September 30,                September 30,
                                                  1996       1995           1996           1995
                                                -------    -------          -------        -------
                                                                  (In Thousands)
Revenues:
Insurance revenues
  Traditional life insurance premiums........   $ 3,588    $  3,246        $10,467        $ 9,211
  Universal life and investment product
    policy charges...........................     3,858       3,171         11,257         10,463
Investment income (less related expenses)....     8,069       7,799         24,197         22,997
Trading securities-unrealized loss...........         0           0           (205)             0
Realized gain on investments.................     1,225         258            873            263
Other income.................................         2         112            220            284
                                                -------     -------        -------        -------
                                                 16,742      14,586         46,809         43,218
                                                -------     -------        -------        -------
Benefits, Claims and Expenses:
Policyholder benefits and claims.............     4,054       3,384         10,130          9,113
Change in liability for future
  policyholder benefits......................     5,794       5,918         18,210         16,997
Operating expenses...........................     1,988       1,830          6,098          5,361
Commissions, taxes and fees..................       874         868          2,592          2,462
Amortization of policy acquisition costs.....       839       1,127          2,627          2,773
Amortization of cost of insurance acquired...       525         547          1,573          1,669

                                                -------     -------        -------        -------
                                                 14,074      13,674         41,230         38,375
                                                -------     -------        ------        -------
Income before income taxes...................     2,668         912          5,579          4,843
                                                -------     -------        -------        -------

Provision (benefit) for federal income taxes
  Current....................................       839         550          2,120          1,989
  Deferred...................................       (67)       (261)          (303)          (258)
                                                -------     -------        -------        -------
                                                    772         289          1,817          1,731
                                                -------     -------        -------        -------
Net income...................................   $ 1,896     $   623        $ 3,762        $ 3,112
                                                =======     =======        =======        =======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


















METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)                           September 30,  December 31,
                                               1996       1995
                                         ------------- ------------
ASSETS                                     (Unaudited)
Investments:
     Fixed maturities available for sale.... $264,759  $276,101
     Fixed maturities held to maturity......   53,401    59,406
     Fixed maturities held for trading......        0    13,134
     Equity securities......................    2,510     3,362
     Mortgage loans.........................   33,203    35,155
     Cash and cash equivalents..............   62,990    20,930
     Policy loans...........................   30,358    29,642
     Other..................................    3,539     3,550
                                             --------  --------
                                              450,760   441,280
Deferred policy acquisition costs...........   47,685    38,474
Cost of insurance acquired..................   41,161    36,911
Goodwill....................................    4,203     4,352
Investment income due and accrued...........    5,405     6,194
Amounts due from reinsurers.................    5,834     4,706
Other.......................................    3,481     4,803
                                             --------  --------
TOTAL ASSETS                                 $558,529  $536,720
                                             ========  ========
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
Policy liabilities..........................  $402,964 $384,825
Deferred federal income tax.................    15,667   17,044
Contingent notes payable....................     7,874    7,874
Notes payable to affiliates.................    12,500   12,500
Accrued general expenses....................    10,959    9,659
Other.......................................    17,370   15,138
                                              -------- --------
Total Liabilities...........................   467,334  447,040
                                              -------- --------
Stockholders Equity:
Common stock, par value $1.00 (1,000 shares
  authorized, issued and outstanding).......         1        1
Additional paid-in capital..................    60,200   60,200
Retained earnings...........................    30,608   26,845
Net unrealized investment gains on
  fixed maturities available for sale and
  equity securities.........................       386    2,634
                                              -------- --------
Total Stockholders Equity..................    91,195   89,680
                                              -------- --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $558,529 $536,720
                                              ======== ========
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
                                                    For the
                                               Year-to-Date Ended
                                                  September 30,
                                                 1996       1995
                                               -------    -------
OPERATING ACTIVITIES
  Net Income..................................$  3,762    $ 3,112
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Decrease in liability for future
      policy benefits and other policy
      liabilities.............................    (511)    (1,055)
    Amortization and depreciation.............   4,768      4,677
    Increase in other assets..................  (1,805)    (2,047)
    Increase in deferred policy
      acquisition costs.......................  (7,774)    (6,936)
    Increase in other non-policy related
      liabilities.............................   2,912      3,819
    Decrease(increase) in trading securities..  13,134    (12,514)
    Interest credited to policyholder accounts  14,385     13,693
                                              --------    -------
CASH PROVIDED BY OPERATING ACTIVITIES.........  28,871      2,749
                                              --------    -------
INVESTING ACTIVITIES
  Purchase of investments and loans made......(127,796)  (48,064)
  Sale or maturities of investments and
    receipts from repayment of loans.......... 136,406    50,886
                                              --------   -------
CASH PROVIDED BY INVESTING ACTIVITIES.........   8,610     2,822
                                              --------   -------
FINANCING ACTIVITIES
  Net receipts from universal life policyholders
    credited to policyholder account balances.   4,265     2,637
  Other.......................................     314       291
                                              --------   -------
CASH PROVIDED BY FINANCING ACTIVITIES.........   4,579     2,928
                                              --------   -------
INCREASE IN CASH AND CASH EQUIVALENTS.........  42,060     8,499
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD......................................  20,930    10,092
                                              --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....$ 62,990   $18,591
                                              ========   =======
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 1 - CONTINGENT PAYMENT NOTES

MetLife Texas Holdings, Inc. (Holdings) issued 9.41% Contingent Payment Notes (Notes) in the face amount of $12,800,000 in connection with its acquisition of Texas Life Insurance Company (TLIC) on July 31, 1988. The principal amount of these Notes is due on December 31, 1997 (unless redeemed earlier at the option of Holdings) and interest is payable semi-annually at the stated interest rate of 9.41%. The principal and interest payments on the Notes are, however, subject to reduction. In general, the reduction is equal to the difference between the contractual terms of, and amounts of principal and interest payments actually received by TLIC on, certain specified real estate mortgage notes receivable (Pool Loans). The holders of the Notes received no interest for the nine months ended September 30, 1996 and 1995.

The carrying value of the Notes in the accompanying Condensed Consolidated Balance Sheets was reduced by a valuation allowance for possible losses of $4,703,000 at both September 30, 1996 and December 31, 1995. The carrying value of the related Pool Loans was reduced by a valuation allowance of $2,603,000 at September 30, 1996 and $2,451,000 at December 31, 1995.

See Note 9 to the consolidated financial statements included in the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of certain restrictions on Holdings contained in the indenture pursuant to which the Notes were issued.

NOTE 2 - NOTES PAYABLE TO AFFILIATES

On June 30, 1989, TLIC issued a $7,000,000 note payable (called a surplus debenture) to Metropolitan Life Insurance Company (Metropolitan), the

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

parent of Holdings. Such note has no specified maturity date and semi-annual principal payments will not begin until TLICs statutory surplus, as calculated under Texas insurance regulations, increases to $50,000,000. TLICs statutory surplus amounted to $28,980,000 at September 30, 1996. Interest is payable semi-annually at any time TLICs statutory surplus is in excess of $12,798,000. The note bears interest at a rate of 7.60% per annum until June 30, 1999, at which time, it will be adjusted to a rate equal to 0.75% over the then five year U.S. Treasury note rate. Interest of $266,000 was paid on July 9, 1996, January 2, 1996, June 30, 1995 and January 2, 1995.

An additional $5,500,000 note payable (also called a surplus debenture) was issued by TLIC to MetLife Credit Corp., a wholly-owned subsidiary of Metropolitan, on December 31, 1990. Such note has no specified maturity date and annual principal payments will not begin until TLICs statutory surplus, as calculated under Texas insurance regulations, increases to $40,000,000. This note must be repaid in full before TLIC can make any principal payments on the $7,000,000 note payable to Metropolitan discussed above. Interest is payable monthly, at a variable interest rate which is set by MetLife Credit Corp. on the first of each month, at any time TLICs statutory surplus exceeds $10,000,000. $295,000 of interest was paid for the first nine months of 1996 and $315,000 was paid for the comparable period of 1995.

NOTE 3 - REINSURANCE

Reinsurance receivables of $5,565,000 and $5,385,000 are recorded in accordance with Statement of Financial Accounting Standards No. 113 Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, and are included in other assets in the accompanying September 30, 1996 and December 31, 1995 Condensed Consolidated Balance Sheets, respectively. For the nine months ended September 30, 1996 and September 30, 1995, earned premiums ceded were $6,136,000 and $5,550,000, respectively, and recoveries recognized under reinsurance contracts were $3,549,000 and $3,253,000, respectively.

NOTE 4 - INVESTMENTS

As of January 1, 1994, Holdings adopted Statement of Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As a result of the adoption of SFAS No. 115, stockholders equity at September 30, 1996 and December 31, 1995, as shown on the Condensed Consolidated Balance Sheets, were impacted as follows: at September 30, 1996 stockholders equity was decreased approximately $1,994,000 after positive adjustments of $4,063,000 for deferred acquisition costs, $1,074,000 for deferred federal income taxes, and $5,823,000 for the cost of insurance

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

acquired; and at December 31, 1995 stockholders equity was increased approximately $2,634,000 after negative adjustments of $8,029,000 for deferred acquisition costs, $1,281,000 for deferred federal income taxes and $11,059,000 for the cost of insurance acquired.

NOTE 5 - MORTGAGE LOANS

As of January 1, 1995, Holdings adopted Statement of Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosure, which addresses the accounting by creditors for the impairment of certain loans. Total impaired loans and the allowance for all known credit losses on mortgages were $2,952,000 and $3,306,000, respectively, at September 30, 1996. Holdings primary policy is to utilize the cash basis of accounting for the recognition of interest income on impaired loans.

The average recorded investment in impaired loans during the nine months ended September 30, 1996 was $2,952,000 and the related interest income recognized during the period related to impaired loans was $22,000 on both the accrual and cash bases of accounting.

Activity in the allowance for credit losses for the nine months ended September 30, 1996 was as follows:

             Balance at December 31, 1995       $3,302,000
             Provision for impaired loans                -
             Write-downs                          (310,000)
             Recoveries                            314,000
                                                ----------
             Balance at September 30, 1996      $3,306,000
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

THIRD QUARTER RESULTS

TLICs sales in annualized premiums, which represent the annualization of first year premiums on business issued during the current period and are used to measure production, were $2.5 million for the quarter ended September 30, 1996, up $90,000, or 3.7%, from the quarter ended September 30, 1995. This reflected a $187,000, or 16.8%, increase in universal life product sales, reflecting the success of the Convenient Life product, with partially offsetting decreases of $52,000, or 4.9%, in permanent traditional life product sales and $45,000, or 16.7%, in term life sales.

Consolidated third quarter revenues increased $2,156,000, or 14.8%, primarily because of (i) a $342,000, or 10.5%, increase in traditional life insurance premiums and a $687,000, or 21.7%, increase in universal life and investment product policy charges, both related to the increase in sales over the past few years, and (ii) a $967,000 increase in realized gains primarily related to a rebalancing of the mortgage-backed securities portfolio in the third quarter of 1996.

Consolidated third quarter 1996 benefits, claims and expenses increased $400,000, or 2.9%, over the comparable period of 1995. This was primarily attributable to a $670,000, or 19.8%, increase in policyholder benefits and claims related to a $686,000, or 274.4%, increase in traditional life surrenders caused by the surrender of several large policies. This increase was partially offset by a $288,000, or 25.6%, decrease in the amortization of deferred policy acquisition costs caused by a slowing down of the rate of amortization in the third quarter of 1996 versus the comparable period of 1995 as a result of the change in product mix.

Federal income taxes increased $483,000, or 167.1%, for the third quarter of 1996 versus the comparable period of 1995. This resulted from a $289,000 increase in current taxes and a $194,000 decrease in deferred tax benefits. Current taxes increased $190,000 due to an increase in

METLIFE TEXAS HOLDINGS, INC.

statutory income and $110,000 as a result of the increase in realized capital gains discussed above. Deferred tax benefits decreased $203,000 due primarily to the increase in the difference between the book and tax bases of deferred policy acquisition costs in the third quarter of 1996 versus the third quarter of 1995.

As a result of the items discussed above, net income increased $1,273,000, or 204.3%, for the third quarter of 1996 versus the comparable period of 1995.

YEAR-TO-DATE RESULTS

TLICs sales in annualized premiums were $6.7 million for the nine months ended September 30, 1996, up $517,000, or 8.4%, over the comparable period of 1995. During this period, universal life sales increased $393,000, or 12.7%, due primarily to the success of TLICs Convenient Life product, sales of permanent traditional life products increased $121,000, or 5.3%, while sales of term life products were flat.

Consolidated year-to-date revenue increased $3,591,000, or 8.3%, over the first nine months of 1995 primarily related to (i) a $1,256,000, or 13.6%, increase in traditional life premiums and a $794,000, or 7.6%, increase in universal life and investment product policy charges, both attributable to increased sales in recent years, (ii) a $1,200,000, or 5.2%, increase in net investment income attributable to an increase in invested assets and higher yields on invested assets and (iii) a $610,000 increase in realized gains primarily related to the sale of mortgage-backed securities in the third quarter of 1996.

Benefits, claims and expenses increased $2,855,000, or 7.4%, for the first nine months of 1996 over the comparable period of 1995. This increase is primarily attributable to (i) a $1,017,000, or 11.2%, increase in policyholder benefits and claims related primarily to a $484,000, or 37.0%, increase in traditional life surrenders, as discussed in third quarter results above, and a $390,000, or 6.0%, increase in death claims, primarily on universal life products, (ii) a $1,213,000, or 7.1%, increase in the change in liability for future policyholder benefits related to the increase in traditional life insurance in force resulting from increased sales and the aging of the block of traditional life business in force, and
(iii) a $737,000, or 13.7%, increase in operating expenses primarily related to the increase in sales.

Federal income taxes increased $86,000, or 5.0%, for the first nine months of 1996 versus the first nine months of 1995. This resulted from a $131,000, or 6.6%, increase in current taxes partially offset by a $45,000 increase in deferred tax benefits.




METLIFE TEXAS HOLDINGS, INC.

As a result of the items discussed above, net income for the nine months ended September 30, 1996 increased $650,000, or 20.9%, from the comparable period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Holdings sole activities consist of the investment of its assets in certain high grade, liquid investments permitted by the indenture pursuant to which its Contingent Payment Notes (Notes) were issued (see Note 1 to the accompanying consolidated condensed financial statements), administration of its Notes and ownership of the outstanding stock of its wholly-owned subsidiary, TLIC. Since payment of principal on the Notes is not required until 1997, Holdings does not have substantial short-term liquidity needs. Nevertheless, on September 30, 1996, Holdings had $17.7 million of high grade, liquid investments which will be available to make the required principal payments, if any, on the Notes in 1997. It is likely that Holdings will be required to make a payment on the Notes at their maturity in December 1997; however, it is impossible to predict, at this time, the magnitude of such payment.

For the nine months ended September 30, 1996 Holdings had a loss of $19,000, on a stand alone basis, versus a loss of $9,000 for the comparable period of 1995. September 30, 1996 results are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. No interest payments on the Notes were required to be made in 1996 or 1995. Holdings does not expect to be required to make any interest payments on the Notes in 1997. Holdings funds, including earnings on its investments, are sufficient to make any required payments on the Notes.

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





METLIFE TEXAS HOLDINGS, INC.

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

Most of TLICs invested assets are investment grade securities to provide ample protection for its policyholders. As of September 30, 1996, TLIC had $4,976,000 of securities rated below investment grade by the National Association of Insurance Commissioners, representing 1.4% of its total investment securities. Two of these investments, which are carried on the balance sheet at $183,000, were in default as to interest at September 30, 1996.

TLIC has mortgage loans with a carrying value of $33,203,000 ($36,509,000 book value less $3,306,000 reserve for losses) at September 30, 1996. The carrying value of these mortgage loans comprises 7.7% of total invested assets. The reserve represents 9.1% of total mortgage loan book value. Management believes that the reserve for losses is adequate.

Delinquent mortgage loans (those overdue more than 90 days) totaled $2,952,000 at both September 30, 1996 and December 31, 1995 and are comprised of three performing cash flow commercial loans. Expressed as a percentage of mortgage loans, delinquencies were 8.1% at September 30, 1996, 7.7% at December 31, 1995 and 8.0% at September 30, 1995.

Included in the mortgage loan balance is $3,421,000 of loans on watch (i.e., loans which are not delinquent over 90 days but are being monitored more closely for possible problems in the future). Of the ten loans included in this category, nine loans (totaling $3,201,000) are current and one loan (with a balance of $220,000) is 60 days overdue.

TLICs mortgage loan portfolio includes $17,938,000 of commercial loans, $18,187,000 of agricultural loans, $63,000 of loans on apartments and $321,000 of residential loans. 50.2% of these loans are in Texas and the remaining 49.8% are spread over 13 states. The gross yield on all mortgage loans was 8.3% for the nine months ended September 30, 1996 and for the year ended December 31, 1995.

Since its acquisition by Holdings, TLIC has made twelve new commercial mortgage loans, with a book value aggregating $5,038,000, fifteen purchase money mortgages on foreclosed real estate aggregating $4,163,000 and 44 agricultural loans aggregating $20,203,000 through Metropolitans Agricultural Investments Department, for a total of $29,404,000. Since the


METLIFE TEXAS HOLDINGS, INC.

acquisition, TLICs policy relating to new loans is not to loan more than 75% of appraised value based on earnings conditions at the time of the loan. Additionally, these loans are issued to borrowers having strong financial backgrounds. Collateral on loans generally includes personal guarantees for the entire amount of the mortgage indebtedness as well as a lien on the mortgaged property. Loans generally mature within ten years, with recent ten year loans containing a provision for adjustment in the interest rate after three or five years.

As of September 30, 1996, TLIC had $982,000 of foreclosed real estate which had a loss of $6,000 in the first nine months of 1996. This consists of one acreage loan with a book value of $982,000.

Due to the relatively small amount of TLICs below investment grade and non-performing investments, they have not had, and are not expected to have, a material effect on TLICs financial condition or results of operations.

TLIC maintains liquidity through its selection of investments. Over 80 percent of its securities at September 30, 1996 were readily marketable securities, primarily publicly traded bonds and stocks. TLIC must maintain adequate liquidity to provide funds needed to make current payments to policyholders. Significant changes in market interest rates could affect TLICs liquidity. TLIC has utilized an asset/liability matching process to help determine the investment rate it can credit to its policyholders. TLICs universal life insurance products are credited an interest rate based upon earnings from allocated assets less an interest rate margin. Managements philosophy has been to maintain a credited interest rate based on the returns on its allocated investments rather than to credit current market rates to its previously issued policies. Significant increases in its competitors credited rates could cause TLIC either to reduce its margin or to credit a rate that may be noncompetitive, which may result in surrenders of policies. However, TLIC has high surrender charges on most of its universal life products during the first ten policy years (and during the ten years following any increases in the policy face amount) that would discourage surrenders or result in low surrender values. A reduction in market interest rates could reduce the reinvestment rate of its fixed investments and result in a lower than expected yield. However, in this environment, TLIC could reduce the rates credited to the products underlying these investments and maintain its interest rate margin without risking significant amounts of surrenders of policies. Thus, changes (other than sudden significant changes) in the interest rate environment and the resulting changes in the interest rates credited to policyholders would not significantly affect withdrawal experience because of the significance of surrender charges to policyholders.






METLIFE TEXAS HOLDINGS, INC.

However, a sudden significant increase in current market rates could have a material adverse impact on TLICs liquidity because policyholders might convert to products of competitors to which higher rates are credited. Conversely, sudden declines in interest rates could materially increase TLICs liquidity if the issuers of TLICs fixed rate long-term investments exercise their bond call options or refinance at lower rates the mortgages that are owned by TLIC. Although they can significantly affect TLICs liquidity, the impact of sudden increases or decreases in the interest rate environment would be tempered by the fact that 40% of TLICs insurance in force is traditional life insurance, which is not as susceptible to changes in the interest rate environment (31% of TLICs insurance in force is term insurance, which has no cash surrender value and is not impacted by changes in the interest rate).

In addition to the large amount of readily marketable securities referred to above, it is also TLICs policy to maintain at least $5,000,000 of cash and short-term investments less any commitments for investment purchases within the next month. At September 30, 1996, it had approximately $616,000 of cash and $57,100,000 of short-term investments and investment commitments of $48,300,000 for October.




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

     (b) Reports on Form 8-K - No report on Form 8-K was filed during the quarter ended September 30, 1996.

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


                                         METLIFE TEXAS HOLDINGS, INC.
                                                 (Registrant)




Date:  November 13, 1996                   By    Myron O. Schlanger
                                            -----------------------------
                                                 Myron O. Schlanger
                                            Vice-President and Controller
                                              (Chief Financial Officer)