Form 10-K
period 1996-12-31
METLIFE TEXAS HOLDINGS INC
filed 1997-03-31
CIK 829321

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
(Mark One)           Washington, D.C. 20549

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended                December 31, 1996
                         ---------------------------------------------------
    OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
-----------------------  ---------------------
Commission File Number                    33-20104
    ------------------------------------------------------

                        MetLife Texas Holdings, Inc.
----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

            Delaware                                13-3437648
------------------------------------   -------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

   One Madison Avenue, New York, New York                     10010
---------------------------------------------        -----------------------
(Address of principal executive offices)                    (Zip Code)

Registrants telephone number, including area code:      (212) 578-7791
   -------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes  X   No
       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

The number of shares outstanding of the registrants $1.00 par value Common Stock, as of March 31, 1997, was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants Form S-1 filed with the Commission (File No. 33-20104), which became effective on May 13, 1988, are incorporated by reference into Part III and Part IV herein.


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
------------------------------------------------------------
                            PART I
Item 1.  BUSINESS

Holdings

MetLife Texas Holdings, Inc. (Holdings or Registrant) is a wholly-owned subsidiary of Metropolitan Life Insurance Company (Metropolitan) and was incorporated under the laws of the State of Delaware on November 20, 1987 to effect the acquisition of Texas Life Insurance Company (TLIC) pursuant to an Acquisition Agreement dated as of December 1, 1987. The acquisition was completed on July 31, 1988. Holdings issued $12,800,000 of 9.41% Contingent Payment Notes due 1997 (Contingent Payment Notes) to former TLIC shareholders plus $47,200,000 in cash as consideration for the purchase of the outstanding TLIC common stock. Payment of principal and interest on the Contingent Payment Notes has been and will be contingent on the performance of a certain pool of TLIC real estate mortgage loans (Pool Loans). Following the acquisition, the sole activities of Holdings consist of the investment of its assets in certain investments permitted by the Indenture pursuant to which the Contingent Payment Notes were issued, administration of the Contingent Payment Notes and ownership of the outstanding common stock of its wholly-owned subsidiary, TLIC. Holdings had no employees as of December 31, 1996.

TLIC

General and History
-------------------

Texas Life Insurance Company, a Texas legal reserve life insurance company, was incorporated in 1901 and was issued the first legal reserve life insurance charter in Texas.
TLIC primarily markets life insurance to the individual, business, pension and employer-sponsored markets through independent agents.





     METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
                          (Continued)
------------------------------------------------------------

Item 1.  BUSINESS (Continued)

     Products
     --------

     TLIC primarily markets a portfolio of individual life (permanent and term) products, including interest-sensitive life products, traditional term and whole life insurance and annuity products in the individual, business, pension and employer-sponsored markets.

     Universal Life. During 1996, universal life insurance accounted for 50.9% of the life insurance sales of TLIC in terms of annualized premiums. Universal life insurance combines life insurance protection (similar to that provided by term life) with a savings element offering a current interest rate. The premium paid on the universal life products of TLIC represents payment of three elements: an insurance protection element, a savings element and an expense element. All premiums collected are credited to the account of the policyholder. Charges for insurance protection and expenses are deducted from the account and the remainder is credited to the savings element where it accumulates at interest. The interest rate credited to the policyholder on the savings element is guaranteed not to be less than a rate specified in the policy. Annually, a report is provided to the policyholder which details premium deposits, interest credited and deductions for insurance protection and expenses. The policyholder has the right to increase or decrease the insurance amount and the premium is flexible, both of which contribute to variance in the frequency and amount of premium payments.

     Traditional Whole Life. This type of policy, where a policyholder pays a stipulated premium on the policy throughout his lifetime, accounted for approximately



     METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
                          (Continued)
------------------------------------------------------------

Item 1.  BUSINESS (Continued)

     38.4% of life insurance sales in terms of annualized premium in 1996. The premium is averaged over the expected lifetime of the policyholder, costing the policyholder more than comparable term life insurance when the policyholder is younger, but less as the policyholder grows older. This level premium concept results in an increasing cash value over the life of the policy. The policyholder may borrow against the cash value or use it as collateral for a loan.
The policyholder may also choose to surrender the policy and receive the cash value, rather than continue the insurance protection, or apply the cash value to the purchase of paid-up life insurance.

     Term Life.  Term life insurance accounted for approximately
10.7% of life insurance sales in terms of annualized premium in 1996. Term life offers insurance protection for a specified period of time at a premium which increases when the insured grows older. Products of TLIC in this area include annually renewable term, 5-year renewable and convertible term, and several decreasing term plans.

     Annuity. Annualized annuity premiums on new business totaled approximately $876,000 in 1996. Annuities are contracts that pay income to the holder during the lifetime of such holder and are most often used for retirement income. TLIC offers both single and flexible premium deferred annuities and single premium immediate annuities.
The deferred annuities are sold primarily in the individual retirement account and retirement plan markets, while the single premium immediate annuities are used primarily for settlement options included in life insurance products of TLIC. Annuities are offered by TLIC solely to provide a complete portfolio of plans and are not emphasized by TLIC.






     METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
                          (Continued)
------------------------------------------------------------

Item 1.  BUSINESS (Continued)

     Revenues from all these products consist of premiums earned on whole life, term and fixed annuity products and revenue generated by universal life insurance and flexible premium annuities. Premium income earned by TLIC in 1996 from whole life and term products was $14,435,000 and, from fixed annuities, $1,000 for a total of $14,436,000. Under
Statement of Financial Accounting Standards (SFAS) No. 97, revenue from universal life insurance and flexible premium annuity policies comprises charges deducted from the account of the policyholder and is presented in the Consolidated Statements of Income under the caption Universal life and investment product policy charges. Such revenue in 1996 amounted to $15,866,000.

     The following chart shows sales in terms of annualized premium for whole life and term policies, universal life policies, actual excess universal life premiums and new premium sales for other lines for the five year period ended December 31, 1996. Annualized premium, which is used to measure sales production, is the sum of the annualized premiums for all policies issued each year and assumes that a full first-year premium will be paid.

                               Year Ended December 31,
                       -----------------------------------
                       1996   1995    1994    1993    1992
                       ----   ----    ----    ----    ----
                               (Dollars in thousands)

Whole life and term...$4,542 $4,130  $4,247  $2,938  $2,638
Universal life target
  premium............. 4,705  4,458   3,424   3,668   4,068
Universal life in
  excess of target.... 1,385  2,169   4,477   4,053   4,521
Annuity...............   876  3,002   1,906   3,342   4,899
Group life............     0     17       1       1       3


          METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
                          (Continued)
------------------------------------------------------------

Item 1.  BUSINESS (Continued)

     The universal life target premium is the annualized premium
TLIC expects to receive from universal life policies written. The excess received over the target premium represents additional payments by the policyholder which are credited to the savings element of the policy.

     The face amount of new policies, reinstatements and increases issued in each of the last five years is as follows:

                           Year Ended December 31,
                   -----------------------------------------------
                   1996       1995       1994       1993      1992
                   ----       ----       ----       ----      ----
                              (Dollars in thousands)
Universal life.$  897,718 $  542,303  $  344,697  $315,628  $349,630
Whole life.....    81,408    111,027     132,258    91,907    63,834
Term life......   449,679    546,738     537,460   481,789   467,279
Group life.....     1,812      2,890       6,414     3,343    35,870
               ---------- ----------  ----------  --------  --------
TOTAL..........$1,430,617 $1,202,958  $1,020,829  $892,667  $916,613
               ========== ==========  ==========  ========  ========

     The following chart shows the gross insurance of TLIC in force at December 31 for each of the last five years.

                            Year Ended December 31,
               -----------------------------------------------
                  1996        1995        1994        1993       1992
                  ----        ----        ----        ----       ----
                                  (Dollars in thousands)
Universal life.$4,273,129  $3,751,537  $3,490,805  $3,390,042 $3,287,464
Whole life.....   594,170     561,413     491,618     380,948    306,212
Term life...... 2,160,306   2,008,361   1,779,448   1,511,972  1,274,759
Group life.....    41,091      39,865      49,109      82,676    112,684
               ----------  ----------  ----------  ----------  ---------
TOTAL          $7,068,696  $6,361,176  $5,810,980  $5,365,638 $4,981,119
               ==========  ==========  ==========  ========== ==========



            METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
                          (Continued)
------------------------------------------------------------

Item 1.  BUSINESS (Continued)

     As of December 31, 1996, universal life made up 60% of the total life insurance in force of TLIC compared to 59% at December 31, 1995.

     Marketing
     ---------

     TLIC markets its products exclusively through independent insurance agents. TLIC has contracts with independent agents in the 32 states in which it did business in 1996. These agents write insurance for TLIC on a nonexclusive basis and may sell insurance for companies that compete with TLIC. During 1996, 1,850 of these agents produced premium income for TLIC. For the years 1995, 1994, 1993 and 1992, the number of producing agents was 1,459, 1,071, 873 and 861, respectively. For the year ended December 31, 1996, there were 756 new producing agents who produced approximately 24.6% of new premiums. TLIC offers limited agent training programs because it prefers to utilize experienced agents. TLIC has regional Texas sales offices in Waco and Dallas, and other sales offices in 25 states.

     The majority of insurance sales by TLIC occur in Texas.  In
1996, 64% of life insurance premium collected was from Texas. Oklahoma accounted for 5%, Florida and Louisiana each accounted for 4%, Missouri, Colorado and Oregon each accounted for 3%, and the other 25 states in which TLIC did business accounted for 14% in the aggregate.

     Reinsurance
     -----------
     In accordance with common practice within the life insurance industry, TLIC transfers insurance risks to other insurers in amounts which vary from time to time. Insurance is ceded when the reinsurer assumes liability for a portion



     METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
                          (Continued)
------------------------------------------------------------

Item 1.  BUSINESS (Continued)

of the risk on a policy. Ceding insurance generally allows greater diversification of business and reduces the maximum net loss arising from large claims. Although the ceding of insurance does not discharge an insurer from its primary legal liability to a policyholder, the reinsurer assumes a related liability and, accordingly, generally accepted accounting principles currently allow insurance companies
(subject to certain limitations) to recognize the amounts receivable from reinsurers arising from properly reinsured exposures.

     Certain of the lines of insurance of TLIC are covered by automatic reinsurance agreements. These agreements provide that upon issuance of a policy by TLIC, a certain portion of the risk is automatically ceded to one or more reinsurers. TLIC also maintains facultative reinsurance agreements which provide that, in certain cases, the reinsurer will review the application for insurance and approve reinsurance coverage prior to issuance of the policy by TLIC.

     TLIC reinsured 25% of its individual life insurance in force as of December 31, 1996. The reinsurance was placed with 15 reinsurers. The majority of insurance ceded is placed with companies rated A+ (Superior) by A.M. Best. The largest risk retained by TLIC on any individual life is $250,000.
TLIC also maintains reinsurance on its group life insurance.

          Underwriting
     ------------
     Substantially all policies issued by TLIC are individually underwritten. After initial processing, each file is reviewed to determine the additional information, if any, required to make an underwriting decision, which depends on the amount of insurance applied for and in force, the applicants age and medical history, as well as certain non-medical information. This additional information may


     METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
                          (Continued)
------------------------------------------------------------

Item 1.  BUSINESS (Continued)

     include medical examinations, statements from doctors who have treated the applicant in the past, and special medical tests such as an HIV antibody test or an electrocardiogram, all of which may be regulated by state laws and regulations. TLIC also utilizes investigative services where deemed necessary to supplement and substantiate other information. After reviewing the information collected, TLIC either issues the policy as applied for, issues the policy with an extra premium charge because of unfavorable factors, or rejects the application.

     Government Regulation
     ---------------------
     The laws of the various states in which TLIC does business establish supervisory agencies that, to various degrees, exercise broad administrative powers with respect to licensing to transact business, overseeing trade practices, licensing agents, approving policy forms, establishing reserve requirements, prescribing dividend limitations, prescribing the form and content of required financial statements, regulating the type and amounts of investments permitted and other matters, all as set forth in laws and regulations. TLIC files detailed annual reports and audited annual financial statements, based on the accounting practices prescribed or permitted by its state of domicile, with supervisory agencies in each of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals. An examination is in progress by the states of Texas, Oklahoma and Mississippi for the period ended December 31, 1995. No report has been issued yet.

     Under insurance guarantee fund laws, insurers doing business in states having such laws can be assessed up to prescribed


     METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
                          (Continued)
------------------------------------------------------------

Item 1.  BUSINESS (Continued

     limits for policyholder losses incurred by insolvent companies. In 1996 and 1995, TLIC was assessed approximately $313,000 and $391,000, respectively. The amount, if any, of future assessments on TLIC under these laws cannot be reasonably estimated.

     Several states, including Texas, regulate insurers and their affiliates under insurance holding company legislation.
Under such laws, transactions with affiliates of TLIC may be subject to prior notice or approval depending on the size of the transaction in relation to the financial position of TLIC.

          Although the Federal government generally does not directly regulate the business of insurance, Federal initiatives often have an impact on the business in a variety of ways.
Federal measures proposed currently or in recent years that may significantly affect the insurance industry include employee benefit legislation, securities regulation concerning insurance products, tax law changes affecting taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles and proposed legislation to more fully subject insurance companies to antitrust laws as well as proposed measures affecting the banking industry that may make it more competitive in the financial marketplace.

     Federal Income Taxes
     --------------------

     Effective September 30, 1990, for purposes of calculating
Federal taxable income, life insurers were required to capitalize and amortize acquisition costs relating to specific types of contracts (e.g., life insurance contracts, annuity contracts, and noncancelable or guaranteed renewable


     METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
                          (Continued)
------------------------------------------------------------

Item 1.  BUSINESS (Continued)

     accident and health contracts). The amount of acquisition costs required to be capitalized for Federal income tax purposes is determined as a percentage of net premiums.
TLIC capitalized $3,994,000, $3,700,000 and $2,312,000 in
1996, 1995 and 1994, respectively, and amortized $1,639,000, $1,258,000 and $954,000 in 1996, 1995 and 1994,
respectively. As a result, TLICs taxable income increased by $2,355,000 in 1996, $2,442,000 in 1995 and $1,358,000 in
1994.

In 1993, TLICs marginal statutory tax rate increased from 34% to 35%.

     Competition
     -----------

     The life insurance industry is highly competitive because of the large number of stock and mutual life insurance companies marketing insurance products. This includes competition in the quoting of current as well as expected future rates of interest and mortality cost. Bests Life-
Health Industry Marketing Results, 1995 edition, ranked TLIC
37th among approximately 700 life insurance companies doing business in Texas in terms of premium income. There are approximately 1,800 insurance companies in the United
States, many of whom market insurance in states where TLIC operates. TLIC ranked 205th among all life insurance companies, based upon life premium income, according to Bests Insurance Management Reports, Life-Health, 1995 edition.

     Employees
     ---------

     As of December 31, 1996, TLIC had 125 employees, of whom 115 full-time and part-time employees worked in its home office and 10 worked in its regional offices. Independent agents marketing TLIC insurance products are not employees of TLIC.

   METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                 ANNUAL REPORT ON FORM 10-K
           (Continued)
----------------------------------------------------------
Item 1.  BUSINESS (Continued)

     Subsidiaries
     ------------

     During 1994, Berac Corp., a wholly-owned subsidiary of TLIC was renamed Texas Life Agency Services, Inc.

     During 1995, TLIC organized Texas Life Agency Services of
Kansas, Inc., a wholly-owned subsidiary of TLIC.

Item 2.  PROPERTIES

     Holdings owns no property. TLIC owns an undivided 56.54% interest in its home office building and Texas National Bank of Waco, Waco, Texas, owns the remaining undivided interest. The building is a ten-story, 80,391 square foot office and bank building located in Waco, Texas. TLIC occupies 32,954 square feet of the building. TLICs interest in the building had a net book value of approximately $2,459,000 as of December 31, 1996. TLIC leases space for its Dallas and Waco regional offices. As of December 31, 1996, TLIC also owned real estate that it acquired through foreclosure in satisfaction of debt. The foreclosed property included land and a residential development in Corinth, Texas. It is reported in the Consolidated Balance Sheet as of December
31, 1996 at its estimated net realizable value of approximately $982,000.

Item 3.  LEGAL PROCEEDINGS

     Neither Registrant nor its subsidiaries is involved in any material pending or threatened legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of 1996 to a vote of security holders of the Registrant or its subsidiaries, through the solicitation of proxies or otherwise.

 METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
               ANNUAL REPORT ON FORM 10-K
          (Continued)
---------------------------------------------------------------

                  PART II

Item 5.  MARKET FOR THE COMMON STOCK OF THE REGISTRANT AND
         RELATED STOCKHOLDER MATTERS

     The Registrant is a wholly-owned subsidiary of Metropolitan and there is no market for the common stock of the registrant. Under the Indenture pursuant to which the Contingent Payment Notes were issued, the Registrant is prohibited from paying any dividends to Metropolitan as long as the Contingent Payment Notes are outstanding. See Note
11 to the Consolidated Financial Statements regarding other restrictions on the payment of dividends.

Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for the Registrant as of and for the years ended
December 31, 1996, 1995, 1994, 1993 and 1992 (dollars in
thousands):

                         1996   1995   1994    1993   1992
     Revenue:
     Insurance revenues...$ 30,302 $ 26,713 $ 24,431 $ 21,849 $ 21,330
     Investment income....  32,654   31,217   27,685   27,551   27,770
     Other-net............     988    1,026     (717)     895    2,152
                          -------- --------  ------- -------- --------
         Total........... $ 63,944 $ 58,956 $ 51,399 $ 50,295 $ 51,252
                          ======== ======== ======== ======== ========
     Net income.......... $  5,308 $  4,500 $  2,217 $  3,287 $ 4,8774
                          ======== ======== ======== ======== ========
     Total assets........ $568,980 $536,720 $496,098 $473,582 $434,894
                          ======== ======== ======== ======== ========
     Contingent payment
        notes net of
        allowance........ $  7,874 $  7,874 $  7,874 $  7,874 $  7,874
                          ======== ======== ======== ======== ========
     Notes payable to
        affiliates....... $ 12,500 $ 12,500 $ 12,500 $ 12,500 $ 12,500
                          ======== ======== ======== ======== ========





     METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                  ANNUAL REPORT ON FORM 10-K
             (Continued)
------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Historical Results of Operations
     --------------------------------
     Holdings is a wholly-owned subsidiary of Metropolitan and was formed for the purpose of acquiring TLIC. The unconsolidated revenues of Holdings are exclusively attributable to its interest bearing investments.
Therefore, the changes in the Consolidated Statements of Operations discussed below are primarily attributable to TLIC.

 Summarized below are the consolidated results of operations for the years ended December 31, 1996, 1995 and 1994 (in
thousands):
                                                 As of December 31,
                                               -------------------------
                                                1996     1995     1994
                                                ----     ----     ----
   Traditional life insurance premiums        $14,436  $12,690  $10,836
   Universal life and investment policies      15,866   14,023   13,595
   Investment income                           32,654   31,217   27,685
   Realized gains (losses)                        679      601   (1,404)
   Other income                                   309      425      687
                                              -------  -------  -------
        Total revenues                         63,944   58,956   51,399
                                              -------  -------  -------
   Policyholder benefits and claims            13,611   11,668   11,364
   Change in liability for future
     policyholder benefits, net of
     transfers to reinsurers                   24,984   23,124   21,081
   Operating expenses, commissions,
     taxes and fees                            10,148    9,624    8,983
   Interest accrual on contingent
     payment notes                              1,184      998      983
   Amortization of policy acquisition costs     3,592    3,955    3,222
   Amortization of cost of insurance acquired   2,392    2,456    2,366
                                              -------  -------  -------
        Total benefits and expenses            55,911   51,825   47,999
                                              -------  -------  -------


 METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
               ANNUAL REPORT ON FORM 10-K
         (Continued)
------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Continued)
                                                  As of December 31,
                                              -------------------------
                                                 1996    1995     1994
                                                 ----    ----     ----
   Income before Federal income taxes         $ 8,033  $ 7,131  $ 3,400
   Federal income taxes                         2,725    2,631    1,183
                                              -------  -------  -------
   Net income                                 $ 5,308  $ 4,500  $ 2,217
                                              =======  =======  =======

     Year-to-Date Results
     --------------------

Individual life insurance sales of TLIC in annualized premium (excluding premiums in excess of target), which represents first year premium and is used to measure sales production, were $9,247,000 for the year ended December 31, 1996, an increase of $659,000, or 7.7%, from December 31, 1995 results. Sales of universal life, which comprised 50.9% of 1996 total life sales, increased $247,000, or 5.5%, for 1996 versus 1995 primarily due to the success of the Convenient Life product of TLIC. Sales of traditional life products increased $535,000, or 17.8% and term life sales decreased $123,000, or 11.0%, over the same period.

Total revenues increased $5.0 million in 1996 from the comparable period in 1995, and $7.6 million in 1995 from the comparable period in 1994. The increase in 1996 is primarily attributable to (i) a $1.7 million, or 13.8%, increase in traditional life premiums and a $1.8 million, or 13.1%, increase in universal life and investment product policy charges, both attributable to an increase in business in force related to increased sales in recent years, and
(ii) a $1.4 million, or 4.6%, increase in net investment income resulting from increased yields earned on invested assets and an increase in invested assets (from $441.3 million at December 31, 1995 to $459.6 million at December 31, 1996).


    METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                  ANNUAL REPORT ON FORM 10-K
             (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Continued)

The increase in 1995 is primarily attributable to (i) a $3.5 million, or 12.8%, increase in net investment income related to increased yields on investments in 1995 and an increase in invested assets (invested assets were $441.3 million at December 31, 1995 versus $387.6 million at December 31,
1994), (ii) a $1.9 million, or 17.1%, increase in traditional life insurance premiums related to increased business in force resulting from increased sales in recent years, and (iii) a $2.0 million increase in realized capital gains (a $0.6 million gain at December 31, 1995 versus a $1.4 million loss at December 31, 1994) related to the sale in 1994 of underperforming mortgage-backed securities and U.S. Treasuries.

     Benefits, claims and expenses increased $4.1 million, or 7.9%, in 1996 versus 1995 and $3.8 million, or 8.0%, in 1995 versus 1994. The 1996 increase is primarily attributable to a $1.9 million, or 16.7%, increase in policyholder benefits and claims and a $1.9 million, or 8.0%, increase in the change in the liability for future policyholder benefits, both of which are related to the growth and aging of the block of business in force.

                The 1995 increase over 1994 is primarily attributable to
(i) a $2.0 million, or 9.7%, increase in the change in liability for future policyholder benefits related to the growth and aging of the block of business in force, (ii) a $0.7 million, or 22.7%, increase in the amortization of deferred policy acquisition costs due primarily to increased production of new business, and (iii) a $0.7 million, or 6.6%, increase in operating expenses and commissions, taxes and fees due primarily to increases in personnel, commissions and printing associated with increased sales in recent years.


  METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                 ANNUAL REPORT ON FORM 10-K
            (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

     The acquisition of TLIC was accounted for as a purchase and, accordingly, the assets acquired (including the cost of insurance acquired) and the liabilities acquired were recorded at their fair values. The cost of insurance acquired is being amortized over the lives of the acquired policies in relation to the remaining present value of estimated gross profits from surrender charges and investment, mortality and expense margins expected to be realized from such policies. Amortization of $6,777,000, net of interest of $4,411,000 and an equity adjustment of $3,737,000 relating to SFAS 115, resulted in a December 31, 1994 balance of the cost of insurance acquired of $50,426,000. Amortization of $6,594,000, net of interest of $4,137,000 and an equity adjustment of $11,058,000 relating to SFAS 115, resulted in a December 31, 1995 balance of the cost of insurance acquired of $36,911,000. Amortization of $6,312,000, net of interest of $3,920,000 and an equity adjustment of $4,514,000 relating to SFAS 115, resulted in a December 31, 1996 balance of the cost of insurance acquired of $39,033,000. The interest rate used by TLIC for such calculations was 8.931% for universal life policies and 9.41% for all other business.

     Federal income taxes remained virtually flat in 1996 as compared to 1995 resulting from a $352,000 decrease in current taxes and a more than offsetting $446,000 increase in deferred tax expense. Current tax expense decreased $230,000 resulting from the difference between the book and tax basis of policyholder reserves and $220,000 resulting from the difference between the tax and book basis of realized capital losses. These decreases were partially


   METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                 ANNUAL REPORT ON FORM 10-K
            (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

     offset by a $57,000 increase related to an increase in capital gains for Holdings. Deferred tax expense increased
$453,000 due to the difference between the tax and book basis of deferred policy acquisition costs and $459,000 due to the difference between the tax and book basis of policyholder reserves. These increases were partially offset by a $495,000 decrease caused by the difference between the tax and book basis of invested assets.

     Federal income taxes increased $1.4 million, or 122.4%, in 1995 versus 1994, resulting from a $2.3 million, or 433.0%, increase in the current tax provision and a partially offsetting $0.9 million, or 130.5%, decrease in deferred taxes. Current tax expense increased $0.4 million resulting from an increase in the DAC tax in 1995 versus 1994, $0.7 million due to a bad debt deduction taken in 1994 relating to certain mortgage loans, and $1.0 million as a result of an increase in the tax versus book basis of realized capital gains in 1995 versus 1994. Deferred taxes decreased $0.5 million due to an increase in the difference between the tax and book basis of invested assets and other policyholder liabilities and $0.3 million due to a decrease in the difference between the tax and book basis of deferred policy acquisition costs and cost of insurance acquired.

     As a result of the above-mentioned items, net income increased $0.8 million, or 18.0%, in 1996 versus 1995 and $2.3 million, or 103.0%, in 1995 versus 1994.








    METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                  ANNUAL REPORT ON FORM 10-K
             (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Continued)

     Fourth Quarter Results
     ----------------------

     Fourth quarter 1996 revenues of $17.1 million increased $1.4 million, or 8.9%, over fourth quarter 1995 revenues primarily because of a $1.0 million, or 29.5%, increase in universal life and investment product policy charges and a $0.5 million, or 14.1%, increase in traditional insurance premiums, both due to increased sales of these products in recent years.

     Fourth quarter 1996 benefits, claims and expenses increased
$1.2 million, or 9.2%, over the fourth quarter of 1995 primarily due to (i) a $0.9 million, or 36.2%, increase in policyholder benefits and claims resulting from increased traditional life death claims and (ii) a $0.6 million, or 10.6%, increase in the change in liability for future policyholder benefits related to the growth and aging of the block of business in force.

     Federal income taxes remained virtually unchanged for the fourth quarter of 1996 versus the comparable period of 1995. Current taxes decreased $0.5 million and deferred taxes increased an equivalent amount. Current taxes decreased $279,000 due to decreased statutory operating earnings, $141,000 due to the difference between the book and tax basis of policyholder reserves and $99,000 due to increased realized capital losses. Deferred taxes increased $579,000 due to the difference between the book and tax basis of policyholder reserves.






     METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                  ANNUAL REPORT ON FORM 10-K
             (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Continued)


     As a result of the items discussed above, net income increased $0.2 million, or 11.4%, for the fourth quarter of 1996 as compared to the fourth quarter of 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     The sole activities of Holdings consist of the investment of its assets in certain high grade, liquid investments permitted by the indenture pursuant to which its Contingent Payment Notes were issued (see Note 9 to the Consolidated Financial Statements), administration of its Contingent
Payment Notes and ownership of the outstanding common stock of its wholly-owned subsidiary, TLIC. Since payment of principal on the Contingent Payment Notes is not required until December 1997, Holdings does not have substantial short-term liquidity needs. Nevertheless, on December 31, 1996, Holdings had $17.8 million of high grade, liquid investments which will be available to make the required principal payments, if any, on the Contingent Payment Notes in 1997. Income earned on these investments should be sufficient to cover the semi-annual interest payments, if any, on the Contingent Payment Notes. Under the terms of the Indenture, Holdings paid no interest in both 1996 and 1995 on the Contingent Payment Notes because of accumulated

         METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                  ANNUAL REPORT ON FORM 10-K
             (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL
         RESOURCES (Continued)


losses on the underlying Pool Loans. Additionally, no interest was paid in January 1997. It is unlikely that interest will be paid on the Contingent Payment Notes in July 1997.

As a result of book interest expense on the Contingent Payment Notes for the year ended December 31, 1996, Holdings had a net loss of approximately $108,000, on an unconsolidated basis. Due to the low interest rate environment and the constraints on investment options imposed on Holdings by the Indenture under which the Contingent Payment Notes were issued, the book interest expense on the Notes resulted in an operating loss in both 1995 and 1996. The operating losses do not present a cash flow concern since, as noted above, no interest payments are expected to be made in July 1997.

     On June 30, 1989, TLIC issued a $7 million note payable to Metropolitan and, on December 31, 1990, it issued a $5.5 million note payable to MetLife Credit Corp., a wholly-owned subsidiary of Metropolitan (see Note 10 to the Consolidated Financial Statements for a description). While both of these notes are considered a liability by the Registrant on a GAAP basis, they are considered surplus for TLIC on a statutory basis. The $7 million note payable was issued to provide additional statutory capital to TLIC for expansion of premium writings. Increases in first year premium volume reduce statutory surplus since, for statutory purposes, acquisition costs are expensed rather than deferred. The
$5.5 million note payable is being used to provide a voluntary statutory reserve for mortgage loans and foreclosed properties.

           METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                    ANNUAL REPORT ON FORM 10-K
               (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL
         RESOURCES (Continued)

     The Registrant has no outstanding borrowings other than the Contingent Payment Notes and the notes payable of TLIC to affiliates and has no need or plans to borrow funds in the foreseeable future, other than additional notes which may be issued to affiliates by TLIC to provide additional statutory surplus. Borrowings by Holdings are prohibited by the terms of the Indenture pursuant to which the Contingent Payment
Notes were issued.

Holdings is involved in the life insurance business solely through its ownership of TLIC. The liabilities of TLIC are predominantly long-term in nature and, therefore, in order to match these liabilities with assets, TLIC has long-term fixed maturity investments such as bonds and mortgages.
Most of the invested assets of TLIC are investment grade securities to provide ample protection for its policyholders. As of December 31, 1996, TLIC had $4,770,000 of securities rated below investment grade by the National Association of Insurance Commissioners, representing 0.1% of total invested assets. These consist of $3,646,000 of bonds rated BB, $400,000 rated B, $707,000 rated C and $17,000 of nonperforming bonds. The NAIC ratings reflect ratings by independent rating agencies for publicly traded securities.

     TLIC has mortgage loans with a carrying value of $31,910,000
($35,216,000 less a $3,306,000 reserve for losses) at December 31, 1996. The carrying value of these mortgage loans comprised 6.9% of total invested assets. The
$3,306,000 reserve for losses for mortgage loans increased
$4,000 in 1996 due to loan payoffs. Management believes that the reserve for losses recognizes any potential losses which may occur in the future on impaired mortgage loans.
It represents 9.4% of the total mortgage loan book value and covers 111.9% of the $2,955,000 in mortgage loan principal

          METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
              (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL
         RESOURCES (Continued)

balances which were delinquent by 90 days or more.

Such delinquent mortgage loans were comprised of $2,951,000 of cash flow loans and a $4,000 residential loan.

Included in the mortgage loan book value is $3,403,000 of loans on watch (i.e., loans which are not delinquent over 90 days but are being monitored more carefully for possible problems in the future). One loan, which is 30 days overdue, has a total value of $71,000. The 8.4% delinquency rate of TLICs mortgage loan portfolio at December 31, 1996 is up from 7.6% at December 31, 1995 and down from 10.9% at December 31, 1994 and 12.3% at December 31, 1993. The $2,955,000 book value at December 31, 1996 of loans that were delinquent by 90 days or more was up slightly from $2,951,000 at December 31, 1995 and down from $4,531,000 at
December 31, 1994.

The gross yield on all mortgage loans was 8.1% in 1996, 8.3% in 1995, 9.24% in 1994 and 9.36% in 1993. In 1996, mortgage loan income was reduced $149,000 due to loan restructurings, which compares to $253,000 in 1995. In 1996, foreclosed property income was $13,000 lower than if the properties were yielding their respective mortgage rates of interest. In 1995, such income was $303,000 lower.

The mortgage loan portfolio of TLIC includes $17,034,000 of commercial loans, $59,000 of loans on apartments, $306,000 of residential loans and $17,817,000 of agricultural loans. 50.6% of these loans are in Texas and 49.4% are in other states. Since its acquisition by Holdings, TLIC has made 11 commercial mortgage loans with a book value aggregating $5,038,000, fifteen purchase money mortgages on foreclosed

     METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                   ANNUAL REPORT ON FORM 10-K
              (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL
         RESOURCES (Continued)

real estate aggregating $4,163,000, and forty-four agricultural loans aggregating $20,203,000 through the Agricultural Investments Department of Metropolitan, for a total of $29,404,000. Since its acquisition, TLIC has required a maximum loan to appraised value of 75% based on earnings conditions at the time of the loan. Additionally, these loans are issued to borrowers having strong financial backgrounds. Collateral on loans generally includes personal guarantees for the entire amount of the mortgage indebtedness as well as a lien on the mortgaged property.
Loans generally mature within ten to fifteen years, with recent ten to fifteen year loans containing a provision for adjustment in the interest rate after three or five years.

     The total ratio of original loan balance to original appraised value is 58.4% and the current loan value to original appraised value is 45.7%. The average seasoning of loans is approximately 5.0 years. The total current loan balance to original loan balance is 78.2%. The largest single loan balance is $1,642,000.

     At December 31, 1996, TLIC had $982,000 of foreclosed real estate which consists of one acreage property with residential development. Real estate also includes property occupied by TLIC with a net book value of $2,459,000 at December 31, 1996.

Due to the relatively small amount of below investment grade and nonperforming investments, these investments have not had, nor are they expected to have, a material impact on the financial condition of TLIC or its results of operations.

TLIC maintains liquidity through its selection of

   METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                  ANNUAL REPORT ON FORM 10-K
             (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL
         RESOURCES (Continued)

     investments. Four-fifths of its securities at December 31, 1996 were readily marketable securities, primarily publicly traded bonds and stocks. TLIC must maintain adequate liquidity to provide funds needed to make current payments to policyholders. TLIC has utilized an asset/liability matching process to help determine the investment rate it can credit to its policyholders. The universal life insurance products of TLIC are credited an interest rate based upon earnings from allocated assets less an interest rate margin. In the recent history of TLIC, the philosophy of its management has been to maintain this interest rate margin based on the returns on its investments rather than to credit current market rates to its previously issued policies. The interest rate credited by its competitors to their new policyholders is, however, influenced by the current market rates of available investments. Significant increases in the credited rates of these competitors could cause TLIC either to reduce its margins or to credit a rate that may be noncompetitive and result in surrenders of policies by some holders of previously issued TLIC policies. However, TLIC has high surrender charges on most of its universal life products during the first ten policy years
(and during the ten years following any increases in the policy face amount) that would discourage surrenders or result in lower surrender values.

A reduction in market interest rates could reduce the reinvestment rate of its fixed investments and result in a lower than expected yield. However, in this environment, TLIC could reduce the rates credited to the products underlying these investments and maintain its interest rate margin without risking significant amounts of policy surrenders.

    METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                  ANNUAL REPORT ON FORM 10-K
             (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL
         RESOURCES (Continued)

     Additionally, almost 39% of the insurance in force of TLIC is traditional life insurance, which is not as susceptible to changes in the interest rate environment (31% of its insurance in force is term insurance, which has no cash surrender value and is not impacted by changes in the interest rate).

     Thus, changes (other than sudden significant changes) in the interest rate environment and the resulting changes in the interest rates credited to policyholders would not significantly affect withdrawal experience because of the significance of surrender charges to universal life policyholders. However, a sudden significant increase in current market rates could have a material adverse impact on the liquidity of TLIC because policyholders might convert to products of competitors to which higher rates are credited. Conversely, sudden declines in interest rates could materially increase the liquidity of TLIC if the issuers of its fixed rate long-term investments exercise their bond call options or refinance at lower rates the mortgages that are owned by TLIC.

In addition to the large amount of readily marketable securities referred to above, it is also the policy of TLIC to maintain at least $3,000,000 of cash and short-term investments, net of commitments for investment purchases.
At December 31, 1996, TLIC had approximately $2,910,000 in cash, and approximately $7,831,000 in cash equivalents and short-term investments. There were no investment commitments at December 31, 1996.

    METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
                  ANNUAL REPORT ON FORM 10-K
             (Continued)
-------------------------------------------------------------

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL
         RESOURCES (Continued)

     New Accounting Pronouncements

During 1996, TLIC adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. Adoption of SFAS 121 had no significant impact on the Registrants consolidated financial position.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted in a separate section of this report. See Item 14(a)(1) and (2), page.38

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
        ANNUAL REPORT ON FORM 10-K
              (Continued)
------------------------------------------------------------------------

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Management of Holdings

The names, ages and positions of all the directors and executive officers of the Registrant on the date of this report are listed below along with their business experience during at least the last five years. Mr. Nagler has served in such capacity since November 23, 1987. Mr. Blackwell has served as Vice-President and Director since November 23, 1987 and as Secretary since May 1, 1991. Mr. Schlanger has served in his present capacity since January 23, 1990, and Mr. Leff since April 19, 1995. Pursuant to the by-laws of the Registrant, directors are elected by the stockholder of the Registrant for a one-year term, while officers are selected by the Board of Directors and serve at the discretion of the Board.

         Name and Age                           Title
         ------------                           -----

Stewart G. Nagler, 54...................President and Director
Richard M. Blackwell, 57................Secretary, Vice-President
                                               and Director
Harold B. Leff, 48......................Vice-President and Director
Myron O. Schlanger, 41..................Vice-President and Controller

Mr. Nagler has served as Senior Executive Vice-President of
Metropolitan, in its Corporate Management Office, since January 1, 1986. On April 1, 1993, he began serving as Senior Executive Vice-President and Chief Financial Officer of Metropolitan.

Mr. Blackwell has served as Senior Vice-President in the compliance area of Metropolitan since August 1, 1996. Prior to that, he served as Senior Vice-President, General Counsel and Secretary of
Metropolitan.

Mr. Leff has served as Senior Vice-President and Senior Actuary of Metropolitan in charge of special projects in the Individual Business Marketing area since March 1996 and prior to that he served as Vice-President and Senior Actuary of Metropolitan in charge of special projects for Metropolitans Chief Financial Officer since April 1995. Before that he served as Vice-President in charge of Distribution Strategies in Metropolitans Personal Insurance department since October 1, 1994; Vice-President in charge of Metropolitans Personal Insurance Northeastern Territory since December 1993; and Vice-President and Officer in Charge of MetLife Brokerage from July 1991 to December 1993.

Mr. Schlanger has been a Vice-President in the Corporate Controllers Department of Metropolitan since May 1, 1996. Prior to that, he served as a Vice-President in the Personal Insurance Financial Management area of Metropolitan since December 1, 1994. Prior to
                       -28-


  METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
           ANNUAL REPORT ON FORM 10-K
                  (Continued)
-----------------------------------------------------------------------
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

that, he served as a Vice-President since March 1, 1994 and an Assistant Controller since May 1, 1991, in each case in the Corporate Controllers Department of Metropolitan.

Directors and Executive Officers of TLIC

The following information is provided as to the directors, executive officers and certain significant employees of TLIC.

Mr. Levene is Chairman of the Board of TLIC. He was elected at TLICs Board meeting on November 14, 1996 and replaced John H. Tweedie as Chairman of the Board. Mr. Tweedie resigned contemporaneously with his becoming the officer in charge of Metropolitans International Operations Department. Ms. Buffum and Mr. Lennon have been Directors of TLIC since April 30, 1993. John D. Mayfield,III, President and Chief Executive Officer of TLIC since 1957 retired from TLIC and the Board on December 31, 1996. Ms Weiss and Mr. Cates became members of the Board on November 14, 1996. Mr. Cates became President and Chief Executive Officer of TLIC on January 1, 1997.

Pursuant to the by-laws of TLIC, Directors are elected by the shareholder of TLIC for one-year terms. The President and Secretary are elected by the Board of Directors, while the other officers may be appointed by the Board of Directors or the person or committee to whom the Board delegates the responsibility. These appointed officers serve at the discretion of the Board of Directors or the Chief Executive Officer. Unless otherwise indicated, the business address of each person listed below as an officer of (1) TLIC is 900 Washington Avenue, P.O. Box 830, Waco, Texas 76703 and
(2) Metropolitan is One Madison Avenue, New York, NY 10010, and such person is a citizen of the United States.

Set forth below is certain information concerning the individuals who were directors or executive officers of TLIC on the date of this report:
Present Principal Occupation;
Name, Age and                 Five-Year Employment History;
Business Address              and Other Directorships
----------------              -----------------------------

Steven T. Cates, 43           President and Chief Executive Officer of
                              TLIC since January 1, 1997.  Executive
                              Vice-President of TLIC on July 1, 1996;
                              Member of Board of TLIC since November
                              14, 1996; Vice-President in the Real
                              Estate Information Department of
                              Metropolitan since November 1, 1994;
                              Vice-President in the Investment
                              Information Department of Metropolitan
                              since October 1, 1993; Vice-President in
                              Metropolitans Strategic Research Group
                              since August 1, 1992; Vice-President in
                              the Southwestern Territory of
                              Metropolitans Real Estate Financing
                                       -29



  METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
           ANNUAL REPORT ON FORM 10-K
                  (Continued)
-----------------------------------------------------------------------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Present Principal Occupation;
Name, Age and                      Five-Year Employment History;
Business Address                   and Other Directorships
----------------                   -----------------------------

Steven T. Cates (Cont.)            Department since May 1, 1990.

Francis H. George, 56              Senior Vice-President and Actuary of
                                   TLIC since 1981.

Paul E. Anderson, 36               Senior Vice-President and General
                                   Counsel of TLIC since 1993.
                                   Vice-President and Associate General
                                   Counsel of TLIC from 1990 to 1993.

A. Glenn Morton, III, 56           Senior Vice-President and Director of
                                   Marketing of TLIC since 1991.
                                   Regional Vice-President of TLIC since
                                   1982.

Steven L. Aupperle, 49             Senior Vice-President, Finance and
                                   Investment Department, of TLIC since
                                   1985.

Regan E. Jenkins, Jr., 50          Regional Vice-President of TLIC since
1420 W. Mockingbird                1987.
Suite 380
Dallas, Texas  75247

Carroll W. Fadal, 44               Regional Vice-President of TLIC since
4901 Boque Blvd.                   1993, Sales Agent since 1975.
Suite 250
Waco, Texas 76714

Anthony Amodeo, 48                 Vice-President and Actuary of
                                   Metropolitan since May 1, 1988, serving
                                   in this capacity in the Pensions
                                   Department since such date and in the
                                   Personal Insurance Department since
                                   April 1, 1993.

Susan A. Buffum, 44                Vice-President in General Account
                                   Portfolio Management Department of
                                   Metropolitan since October 1, 1994;
                                   Second Vice-President in Securities
                                   Department of the Travelers Companies
                                   from June 1990 through September 1994;
                                   Investment Officer of the Travelers
                                   Companies since 1986.

                                   -30



  METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
           ANNUAL REPORT ON FORM 10-K
                  (Continued)
-----------------------------------------------------------------------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Present Principal Occupation;
Name, Age and                      Five-Year Employment History;
Business Address                   and Other Directorships
----------------                   -----------------------------

Harold B. Leff, 48                 Vice-President and Senior Actuary in
                                   charge of special projects for the
                                   Individual Business Marketing area of
                                   Metropolitan.  See page 28 for prior
                                   employment history.

Terence Lennon, 58                 Senior Vice-President in the Mergers and
                                   Acquisitions Department of Metropolitan
                                   since March 1, 1994; Assistant Deputy
                                   Superintendent and Chief Examiner of
                                   the New York Insurance Department from
                                   June 1988 through February 1994.

David A. Levene, 58                 Chairman of the Board of TLIC since
                                    November 14, 1996;  Senior Vice-
                                    President in the Individual Business
                                    Department of Metropolitan since June 1,
                                    1996 and Executive Vice-President in the Individual Business Department of
                                    Metropolitan since December 1, 1996;
                                    Senior Vice-President and Chief Actuary
                                    of Metropolitan since 1990.

Judy E. Weiss, 45                    Senior Vice-President and Chief Actuary
                                     of Metropolitan since July 1, 1996;
                                     Senior Vice-President and Actuary in the Pensions, Employer Financial Services and Institutional Business departments of Metropolitan since 1991.

Item 11.  EXECUTIVE COMPENSATION

No compensation in any form was paid by Registrant to any executive officer of the Registrant for services rendered in any capacity to the Registrant and TLIC during Registrants last fiscal year.

The following table and discussion sets forth the compensation paid for the years 1992-1996 to the President and Chief Executive Officer of TLIC and the four other most highly compensated executive officers of TLIC (which encompasses all executive officers of TLIC earning $100,000 per year or more in any of such years). Compensation and benefits, including perquisites, paid or furnished by TLIC for the years 1992-1996 to such executive officers, other than as described in the table below, were at amounts below established reporting thresholds.


                      -31


  METLIFE TEXAS HOLDINGS, INC, AND SUBSIDIARY
           ANNUAL REPORT ON FORM 10-K
                  (Continued)
--------------------------------------------------------------------------

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal            Annual Compensation
Position                      -------------------
All Other
                              Year      Salary    Bonus( ) Compensation(2)
                                          ($)       ($)               ($)
                              1996      210,000   82,500            6,993
John D. Mayfield, III         1995      210,000   67,500            6,993
President and Chief           1994      190,000   50,833            6,497
Executive Officer             1993      190,000  117,132            7,925
                              1992      186,250   43,833            7,784

                              1996      149,333   35,708            5,212
A. Glenn Morton, III          1995      143,500   44,375            5,012
Senior Vice-President and     1994      136,500   27,675            4,772
Director of Marketing         1993      126,458   10,917            4,629
                              1992      122,133   23,077            4,456

                              1996      124,500   40,563            4,313
Steven L. Aupperle            1995      120,000   39,250            4,154
Senior Vice-President,        1994      110,500   22,746            3,845
Finance & Investments         1993      101,750    5,906            3,396
                              1992       98,500   17,785            3,253

                              1996      112,750   59,750            4,011
Francis H. George             1995      108,500   37,042            3,862
Senior Vice-President and     1994       99,500   22,292            3,570
Actuary                       1993       96,249    8,292            3,644
                              1992       93,000   18,710            3,502

                              1996       86,000   29,688            2,999
Paul E. Anderson              1995       79,000   24,500            2,753
Senior Vice-President and     1994       73,500   13,242            2,564
General Counsel               1993       70,000   11,454            2,456
                              1992       67,088   10,223            2,355



  METLIFE TEXAS HOLDINGS, INC, AND SUBSIDIARY
           ANNUAL REPORT ON FORM 10-K
                  (Continued)
------------------------------------------------------------------------

Item 11.  EXECUTIVE COMPENSATION (Continued)

Estimated Retirement Benefits

The following table of estimated retirement benefits sets forth the estimated annual benefits payable on normal retirement date pursuant to the TLIC Retirement Plan (the Retirement Plan) to persons in specified compensation and years-of-service classifications. The Retirement Plan is a noncontributory plan which provides for the payment of retirement and death benefits for eligible employees of TLIC.


              Estimated Annual Pension for Representative Years of
                               Credit Service
              ----------------------------------------------------

Average Annual
Compensation     10         15        20         25        30        35

     $100,000  $14,640   $21,960   $ 29,280   $ 35,340  $41,400   $ 47,460
      125,000   19,140    28,710     38,280     46,215   54,150     62,085
      150,000   23,640    35,460     47,280     57,090   66,900     76,710
      175,000   28,140    42,210     56,280     67,965   79,650     91,335
      200,000   32,640    48,960     65,280     78,840   92,400    105,960
      225,000   37,140    55,710     74,280     89,715  105,150    120,585
      250,000   41,640    62,460     83,280    100,590  117,900    135,210
      275,000   46,140    69,110     92,280    111,465  130,650    149,835
      300,000   50,640    75,960    101,280    122,340  143,400    164,460

The credited years of service for Messrs. Mayfield, Morton, Aupperle and George are eight years for each (measured from the inception of the Retirement Plan on July 31, 1988). The credited years of service for Mr. Cates and Mr. Anderson are fifteen and six years, respectively. Benefits are determined based on average base compensation for the five years of highest compensation during the 10 years proceeding retirement. Compensation includes salary and the December Bonus. Benefits are payable on a straight life annuity basis or, for married employees, benefits are adjusted to provide for a qualified joint and survivor annuity.

Payment of the amounts shown in the above table is subject to annual limitations imposed by the Internal Revenue Code. The extent of any reduction will vary in individual cases according to circumstances existing at the time pension payments commence.

2A Savings and Investment Plan (the Plan) is available to substantially all TLIC employees who have attained age 21 with at least one year of service. TLIC makes a matching contribution of 100% of the first 3% of base salary contributed by each participant. TLIC made matching contributions for Messrs. Mayfield, Morton, Aupperle, George and Anderson of $6,825, $4,876, $3,977, $3,675 and $2,721, respectively, in 1996.

TLIC paid $168, $336, $336, $336 and $278 for term life insurance for Messrs. Mayfield, Morton, Aupperle, George and Anderson, respectively, in 1996.

  METLIFE TEXAS, HOLDINGS, INC. AND SUBSIDIARY
           ANNUAL REPORT ON FORM 10-K
                  (Continued)
--------------------------------------------------------------------------


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the persons who own of record or beneficially more than 5% of the common stock of the Registrant.


----------------------------------------------------------------------

(1)  Title of  (2)  Name and       (3)  Amount and     (4)  Percent
     class          address of          nature of           of class
                    beneficial          beneficial
                    owner               ownership
----------------------------------------------------------------------
$1.00 par value     Metropolitan Life   1,000 shares        100%
Common Stock        Insurance Company,
                    One Madison Avenue,
                    New York, NY  10010

No director or officer of the Registrant or TLIC beneficially owns, nor has the right to acquire, any equity securities of the Registrant or its subsidiaries.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to July 31, 1988, Metropolitan, the Registrants sole stockholder, made capital contributions totalling $60,000,000 of its own funds to the Registrant to enable it to effectuate the acquisition of TLIC. The transaction is more fully described in the Registrants Form S-1 filed with the Securities and Exchange Commission (Commission) (File No. 33-20104), which became effective on May 13,1988, and the Registrants Form 8-K dated July 31, 1988 which was filed with the Commission on August 15, 1988, and was supplemented by Form 8 dated October 12, 1988 which was filed with the Commission on October 13, 1988. At December 31, 1996, the Registrant had a liability to Metropolitan of $2,116,842 for costs that were paid by Metropolitan. TLIC has a $7 million note payable to Metropolitan and a $5.5 million note payable to MetLife Credit Corporation, a subsidiary of Metropolitan (see Note 10 to the Consolidated Financial Statements). Interest accrued on the notes was $919,000 in 1996, $947,000 in 1995, $899,000 in 1994, $875,000 in 1993, $915,000 in 1992
and $1,033,000 in 1991. In December 1992, Metropolitan contributed to Holdings and Holdings contributed to TLIC all of the stock of EL, Inc. EL, Inc.s assets consisted of a piece of unimproved land and approximately $400 in cash. During 1994, EL Inc. was dissolved and its assets were transferred to TLIC.

  METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
           ANNUAL REPORT ON FORM 10-K
                  (Continued)
------------------------------------------------------------------------
PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1) and (2)    --The response to this portion of Item 14
  is submitted as a separate section of this report. See page 38.

(3)       Listing of Exhibits

Exhibit 3  -- Certificate of incorporation and
    by laws *

Exhibit 4  -- Instruments defining the rights of
              security holders including indentures **

Exhibit 22 -- Subsidiaries of the Registrant

(b) There were no reports on Form 8-K filed by the Registrant in the fourth quarter of 1996.

(c)  Exhibits              -- The response to this portion of Item 14
    is submitted as a separate subsection of
    Item 14 of this report.  See Item 14
    (a)(3).

(d)  Financial Statement   -- The response to this portion of Item 14
    is submitted as a separate section of
    this report.  See page 38.


* Incorporated by reference to Item 14(a)(3) and Exhibit 3 of the Registrants Form 10-K for the fiscal year ended December 31, 1988, as filed with the Securities and Exchange Commission on March 29,1989.

** Incorporated by reference to Item 16 of the Registrants Form S-1, as filed with the Securities and Exchange Commission on May 13, 1988.

  METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
           ANNUAL REPORT ON FORM 10-K
                  (Continued)
-------------------------------------------------------------------------


  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     March 31, 1997                     METLIFE TEXAS HOLDINGS, INC.
                                                      (Registrant)

                                              By: /s/  Stewart Nagler
                                              -------------------------
                                                     Stewart G. Nagler
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

      Signature               Title                         Date
      --------                -----                         ----

/s/ Stewart Nagler            President and Director        March 31, 1997
-----------------------
    Stewart G.Nagler



/s/ Richard M. Blackwell      Secretary, Vice-President     March 31, 1997
------------------------         and Director
    Richard M. Blackwell



/s/ Harold B. Leff            Vice-President and Director   March 31, 1997
-------------------------
    Harold B. Leff



/s/ Myron O. Schlanger        Vice-President and Controller March 31, 1997
------------------------      (Principal Financial and
    Myron O. Schlanger           Accounting Officer)



Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been or will be sent to the Registrants security holders covering its fiscal year ended December 31, 1996

                                      -36












          ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 14 (a)  (1) and (2), (c) and (d)

 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               CERTAIN EXHIBITS

         FINANCIAL STATEMENT SCHEDULES












         YEAR ENDED DECEMBER 31, 1996

 METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

              NEW YORK, NEW YORK

























Item 14 (a)  (1) and (2).  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of MetLife Texas Holdings, Inc. and subsidiary are included in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 1996 and 1995

Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

Notes to Consolidated Financial Statements - For the years ended
December 31, 1996, 1995, and 1994.

The following consolidated financial statement schedules of MetLife Texas Holdings, Inc. and subsidiary are included in Item 14 (d):


Schedule  I -- Summary of Investments Other Than Investments in
               Related Parties - December 31, 1996

Schedule  II -- Condensed Financial Information of Registrant at
December 31, 1996 and 1995 and for the years ended
December 31, 1996, 1995 and 1994

Schedule III --Supplementary Insurance Information for the years ended December 31, 1996, 1995, and 1994

Schedule  IV -- Reinsurance for the years ended December 31, 1996,
1995, and 1994

Schedule   V -- Valuation and Qualifying Accounts for the years
ended December 31, 1996, 1995, and 1994


All other schedules to be consolidated financial statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable, or are included elsewhere in the consolidated financial statements and therefore have been omitted.















INDEPENDENT AUDITORS REPORT


Board of Directors and Stockholder
MetLife Texas Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of MetLife Texas Holdings, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(d). These financial statements and financial statement schedules are the responsibility of the Companys management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Texas Holdings, Inc. and subsidiary at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Fort Worth, Texas
January 24, 1997










METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 1996 AND 1995

(Amounts in thousands)
                                                              1996      1995
                                                            -------    -------

ASSETS
------

Investments--Note 5
  Fixed maturities held to maturity - at amortized cost
    (fair value of $54,229 in 1996 and $62,679 in 1995)       $ 53,145  $ 59,406
  Fixed maturities available for sale - at fair value
    (amortized cost of $314,799 in 1996 and $260,159 in 1995)  321,578   276,101
  Fixed maturities held for trading - at fair value
    (amortized cost of $13,259 in 1995)                                   13,134
  Equity securities available for sale - at fair value
    (cost of $1,973 in 1996 and $2,959 in 1995)                  2,854     3,362
  First mortgage loans on real estate, net of allowance for
    loss of $3,306 in 1996 and $3,302 in 1995--Notes 9 and 13   31,910    35,155
  Real estate held for sale, net of allowance for loss of
    $980 in 1995                                                   982     1,261
  Real estate, net of accumulated depreciation of $987 in
    1996 and $882 in 1995                                        2,459     2,189
  Policy loans                                                  30,230    29,642
  Short-term investments--at cost, which approximates market       100       100
  Cash and cash equivalents, including interest-bearing amounts
    of $2,697 in 1996 and $759 in 1995                          16,369    20,930
                                                              --------  --------
    Total Investments                                          459,627   441,280

Accrued investment income                                        6,473     6,194
Deferred policy acquisition costs                               48,348    38,474
Cost of insurance acquired--Note 2                              39,033    36,911
Cost in excess of net assets acquired--Note 2                    4,154     4,352
Other assets--Note 8                                            11,345     9,509
                                                              --------  --------

                                                              $568,980  $536,720
                                                              ========  ========






See notes to consolidated financial statements.



METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 1996 AND 1995

(Amounts in thousands, except share data)


                                                          1996  	      1995
                                                       ---------   ---------
LIABILITIES AND STOCKHOLDERS EQUITY

Liability for future policyholder benefits             $396,307    $373,580
Policyholder claims and benefits payable                 12,134      11,245
Accrued general expenses, taxes, licenses and fees        8,668       9,659
Deferred tax liability--Note 7                           16,933      17,044
Contingent payment notes--Note 9                          7,874       7,874
Amount due to parent                                      2,431       2,117
Notes payable to affiliates--Note 10                     12,500      12,500
Other liabilities                                        18,171      13,021
                                                       --------    --------
                                                        475,018     447,040





STOCKHOLDERS EQUITY:
Common stock, par value one dollar a share:
  1,000 shares authorized, issued and outstanding            1             1
Additional paid-in capital                              60,200        60,200
Retained earnings                                       32,153        26,845
Unrealized investment gains--Note 5                      1,608         2,634
                                                     ---------      --------

                                                        93,962        89,680
                                                      --------      --------

                                                      $568,980      $536,720
                                                      ========      ========










See notes to consolidated financial statements.


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

(Amounts in thousands)
                                                          1996      1995      1994
                                                       ---------  --------   -------
REVENUES:
  Insurance Revenues--Note 8
    Traditional life insurance premiums                 $ 14,436  $ 12,690  $ 10,836
    Universal life and investment product policy charges  15,866    14,023    13,595
  Net investment income--Note 5                           32,654    31,217    27,685
  Net realized gains (losses) on investments--Note 5         679       601    (1,404)
  Other income                                               309       425       687
                                                       ---------  --------  --------

                                                          63,944    58,956    51,399
                                                       ---------  --------  --------

BENEFITS, CLAIMS AND EXPENSES:
  Policyholder benefits and claims--Note 8                13,611   11,668    11,364
  Change in liability for future policyholder benefits    24,984   23,124    21,081
  Operating expenses                                       7,903    7,255     6,813
  Commissions, taxes and fees                              3,429    3,367     3,153
  Amortization of deferred policy acquisition costs        3,592    3,955     3,222
  Amortization of cost of insurance acquired               2,392    2,456     2,366
                                                       ---------  --------  --------
                                                          55,911   51,825    47,999
                                                       ---------  --------  --------

INCOME BEFORE INCOME TAXES                                 8,033    7,131     3,400

Income taxes--Note 7

  Current                                                  2,478    2,830       531
  Deferred                                                   247     (199)      652
                                                        --------   ------   -------

                                                           2,725    2,631     1,183
                                                        --------  -------   -------

NET INCOME                                                 5,308    4,500     2,217

RETAINED EARNINGS AT BEGINNING OF YEAR                    26,845   22,345    20,128
                                                        --------  -------   -------

RETAINED EARNINGS AT END OF YEAR                        $ 32,153 $ 26,845  $ 22,345
                                                        ======== ========  ========

See notes to consolidated financial statements.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(Amounts in thousands)
                                                                1996       1995       1994
                                                                --------   --------   --------
OPERATING ACTIVITIES:
  Net income                                                   $  5,308   $	  4,500   $  2,217
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Interest credited to policyholder accounts                   19,268     	18,471     17,878
    Amortization and depreciation                                 6,706      7,154      6,342
    Deferred income taxes                                           247       (199)       652
  Changes in operating assets and liabilities:
    Deferred policy acquisition costs                           (10,607)    (9,838)    (8,062)
    Increase in liability for future policyholder benefits        5,715      4,652      3,203
    Increase (decrease) in policyholder
     claims and benefits payable                                    890        933     (4,295)
    Fixed maturities held for trading                            13,134    (13,134)
    Other liabilities                                             2,973      4,673      1,995
    Accrued investment income                                      (279)      (551)      (350)
    Other assets                                                 (5,001)    (4,462)     3,081
                                                                -------    -------     ------

        CASH PROVIDED BY OPERATING ACTIVITIES                    38,354     12,199     22,661
                                                               --------    -------     -------

INVESTING ACTIVITIES:
  Proceeds from maturity of securities available for sale        25,588     23,914      29,021
  Proceeds from sale of securities available for sale            97,064      4,091      68,253
  Proceeds from maturity of fixed maturities held to maturity    10,823      9,100      12,048
  Proceeds from sale of fixed maturities held to maturity                      393
  Proceeds from repayments of mortgage loans on real estate       4,969      3,971       6,083
  Proceeds from sale of real estate                               1,258      1,825       1,251
  Proceeds from repayments of policy loans
    and sale of other invested assets                            10,238      7,448       7,808
  Cost of securities available for sale acquired               (175,810)   (38,910)   (132,984)
  Cost of fixed maturities held to maturity acquired             (4,495)    (3,001)     (5,173)
  Cost of mortgage loans on real estate acquired                 (1,728)      (873)     (8,927)
  Cost of real estate acquired                                     (375)      (194)        (34)
  Policy loans issued and other invested assets acquired         (9,690)   (10,017)     (9,942)
                                                                --------   --------    --------
        CASH USED IN INVESTING ACTIVITIES                       (42,158)    (2,253)    (32,596)
                                                                --------   --------    --------
FINANCING ACTIVITIES:
  Receipts from universal life policyholders
    credited to policyholder account balances                    13,880     13,081      14,498
  Return of policyholder account                                (16,136)   (13,493)    (11,944)
    balances on universal life policies
  Increase in due to parent                                         314        306         334
  Other                                                           1,185        998         983
                                                               --------   --------    ---------

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(Amounts in thousands)

(continued)

                                                                   1996        1995         1994
                                                                   ----        ----         ----

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (757)       892      3,871
                                                        --------   --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (4,561)    10,838     (6,064)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            20,930     10,092     16,156
                                                        --------   --------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 16,369   $ 20,930   $ 10,092
                                                        ========   ========   ========

See notes to consolidated financial statements.






























METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - ORGANIZATION AND BUSINESS

MetLife Texas Holdings, Inc. (the Company), a wholly-owned subsidiary of Metropolitan Life Insurance Company (Metropolitan), was incorporated under the laws of the State of Delaware on November 20, 1987 to effect the acquisition of Texas Life Insurance Company (Texas Life), its wholly-owned subsidiary, pursuant to an Acquisition Agreement dated as of December 1, 1987 (see Note 2).

The Company, through Texas Life, offers a wide range of life and annuity products through independent agents and other distribution channels and is subject to competition from other U.S. insurers in the states in which the Company conducts business. The Company is subject to regulation by the Insurance Departments of states in which it is licensed, and undergoes periodic examinations by those departments.

NOTE 2 - ACQUISITION OF TEXAS LIFE INSURANCE COMPANY

On July 31, 1988, the Company acquired all of the outstanding shares of Texas Life, a Texas domiciled life insurance company, for $47,200,000 in cash and $12,800,000 in 9.41% Contingent Payment Notes due in 1997 (the Contingent Notes) (see Note 9). Metropolitans funding of the purchase price of $60,000,000 has been recorded in the accompanying financial statements as additional paid-in capital.

The acquisition has been accounted for as a purchase and, accordingly, the acquired assets (including value of insurance acquired) and liabilities were recorded at their estimated fair values of approximately $262,312,000 and $208,668,000, respectively, at the date of acquisition. The cost of insurance acquired is being amortized over the lives of the acquired policies in relation to the remaining present value of estimated gross profits from surrender charges and investment, mortality and expense margins realized from such policies. Accumulated amortization of cost of insurance acquired at December 31, 1996 and 1995 was approximately $23,004,000 and $20,612,000, respectively. The excess of the purchase price over the fair value of the net assets acquired is classified in the Consolidated Balance Sheets as Cost in Excess of Net Assets Acquired and is being amortized over 30 years using the straight-line method. Accumulated amortization of cost in excess of net assets acquired, at December 31, 1996 and 1995 was approximately $1,871,000 and $1,673,000, respectively.








METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
---------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with generally accepted accounting principles (GAAP) which differ from statutory accounting practices prescribed or permitted by regulatory authorities. Significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

The estimates susceptible to significant change are those used in determining deferred policy acquisition costs, the liability for future policy benefits and claims and those used in determining valuation allowances for mortgage loans on real estate and real estate. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

In 1994, the Company adopted Statement of Financial Accounting Standards
No. 115 (SFAS No. 115) which established the current standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.
At acquisition of a security,
the Company must classify and account for debt and equity securities as follows:

a. Held-to-Maturity Securities - The security is reported at amortized cost if the Company has the positive intent and ability to hold debt securities to maturity.
b. Trading Securities - Investments bought and held principally for the purpose of selling them in the near future, are reported at fair value and unrealized gains and losses associated with the subsequent change in fair value are included inearnings from operations.
c. Available for Sale - Investments not classified as held-to-maturity or trading are reported at their fair values, and the unrealized gains and losses, net of adjustments to deferred policy acquisition costs, cost of insurance acquired and deferred income taxes associated with the subsequent change in fair value are reported as a separate component of stockholders equity. The adjustment todeferred policy acquisition costs and cost of insurance acquired represents the change in amortization of deferred policy acquisition costs and cost ofinsurance acquired that would have been required as a charge or credit to operations had such unrealized amounts been realized.


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Investments:
-----------

As of January 1, 1994, adoption of SFAS No. 115, resulted in the classification of approximately $78,333,000 of the Companys investments in fixed maturities to held-to-maturity, and approximately $226,759,000 to available for sale. In addition, the Company reduced stockholders equity, after giving consideration to the impact upon deferred policy acquisition costs and cost of insurance acquired, by approximately $2,680,000.

Realized investment gains and losses on fixed maturities held to maturity are calculated based on amortized cost. Realized investment gains on equity securities and fixed maturities available for sale are calculated based on cost at date of disposal.

Realized gains and losses on sales of investments are recognized utilizing the specific identification method and include allowances for losses on investments.

Cash Equivalents: The Company considers all highly liquid investments (cash and short-term investments) with a maturity of three months or less when purchased tobe cash equivalents.

Financial Instruments: Financial instruments are reflected in the accompanying balance sheets on the following bases (fair values were determined in accordance with Statements of Financial Accounting Standards No. 107):

Cash and cash equivalents, short-term investments - at cost, which approximates fair value.

Equity securities available for sale (common and certain preferred stock) - at fair value as determined from quoted market prices provided by independent pricing services.

Fixed maturities held to maturity (bonds and preferred stocks) - at cost, adjusted for amortization of premium or discount and other-than-temporary market value declines. Fair values are based on quoted market prices provided by independent pricing services. Fair values of private placement securities are provided by independent securities advisors.

Fixed maturities available for sale (bonds and preferred stocks) - at fair value. Fair values are based on quoted market prices provided by independent pricing services.

Fixed maturities held for trading (bonds and preferred stocks) - at fair value. Fair values are based on quoted market prices provided by independent pricing services.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

First mortgage loans on real estate - performing mortgage loans are reported at unpaid balances, less a reserve for possible losses. Mortgage loans in default or in process of foreclosure, if any, are reported at the lower of unpaid balance or estimated market value of the underlying collateral. The fair values of mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings and maturities.

Policy loans - at unpaid balances. The fair values are estimated using discounted cash flow analyses, using the 15 year U.S. Treasury bill rate. Loans with similar characteristics are aggregated for purposes of the calculation.

  Contingent payment notes - at the unpaid principal balance less an allowance for possible losses on the mortgage pool loans (see Note 9).

Notes payable to affiliates - at unpaid balances. The fair values are estimated by discounting the expected future cash flows at interest rates currently available to the Company for debt with similar expected maturities.

Deferred Policy Acquisition Costs: Commissions and other costs that vary with and are primarily related to the production of new business have been deferred. Acquisition costs of universal life and investment products are being amortized over the lives of the policies in relation to the remaining present value of estimated gross profits from surrender charges and investment, mortality and expense margins. Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue was estimated using the same assumptions for computing policy benefit reserves. The amortization period is limited to 25 years for permanent insurance and 10 years for term insurance.

Universal Life Policies and Investment Products: Universal life policies include universal life insurance and other interest-sensitive life insurance policies. Investment products include individual and group deferred annuities, and annuities without life contingencies. Revenues for universal life policies and investment products consist of policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period. Benefit reserves for universal life policies and investment products represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest crediting rates for universal life policies and investment products ranged from 4.5% to 6.5% in 1996, 5.0% to 6.75% in 1995, and 5.5% to 7.0% in 1994.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist principally of whole life insurance policies and limited-payment life insurance policies. Premiums for traditional life insurance policies are recognized as revenues when due. The liabilities for policy benefits and expenses for traditional life insurance policies are computed using a net level method including assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the Companys experience modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. Reserve investment yield assumptions are level and range from 5.5% to 7.5%. The weighted average assumed investment yield for those life insurance policy reserves was 7.5% in 1996, 1995, and 1994. Policy benefit claims are charged to expense in the period that the claims are incurred.

Income Taxes: Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No. 109). Under SFAS
No. 109 deferred tax assets and liabilities at the balance sheet date represent the future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Depreciation: Provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives are as follows:

                      Building                        50 years
                      Building improvements           10 years
                      Furniture and equipment      3 -10 years

Total depreciation expense for the years ended December 31, 1996, 1995, and 1994 was approximately $650,000, $553,000, and $557,000, respectively.

Real Estate: The Companys investments in real estate are reflected at cost, less allowances for depreciation and possible losses.

Business Segments:  The Companys business is a single segment.

Reinsurance Contracts: In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under yearly renewable term (YRT) and co-insurance contracts. The Companys maximum retention on any one risk is $250,000 through age 65, decreasing to $50,000 thereafter. Amounts recoverable or deemed recoverable under reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Accounting by Creditors for Impairment of a Loan: In accordance with the provisions of Statement of Financial Accounting Standards No. 114
(SFAS No. 114), Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosure, the Company has identified those loans that are impaired and thus probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Total impaired loans were $2,951,000 at December 31, 1996 and 1995. The allowance for credit losses was approximately $3,306,000 and $3,302,000, respectively, at December 31, 1996 and 1995. At December 31, 1996 and 1995 the allowance for credit losses included approximately $355,000 and $351,000, respectively for loans evaluated on a collective basis. Total impaired loans for which no allowance for credit losses has been provided was approximately $207,000 at December 31, 1995. The Companys primary policy is to utilize the cash basis of accounting for the recognition of interest income on impaired loans.

The average recorded investment in impaired loans during 1996 and 1995 was approximately $2,951,000 and $2,860,000, respectively and the related interest income recognized during the period related to impaired loans was approximately $144,805 and $275,000, respectively on the cash basis of accounting.

Activity in the allowance for credit losses for 1996 and 1995 were as follows:

                                                             1996         1995
                                                          ---------    ----------
                Balance at beginning of year             $	 3,302,000  $ 3,307,000
                Provision (reduction) for impaired loans                   (5,000)
                Write-downs                                 (310,000)
                Recoveries                                   314,000
                                                         -----------   -----------
                Balance at end of year                   $ 3,306,000  $ 3,302,000
                                                         ==========   ===========

Recently Issued Accounting Pronouncements: During 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. Adoption had no significant impact on the Companys consolidated financial position.

Reclassifications: Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 4--SIGNIFICANT RISKS AND UNCERTAINTIES

The following is a description of the most significant risks facing life and health insurers and how the Company mitigates those risks:

Legal/Regulatory Risk - Is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives that reduce insurer profits, new legal theories or insurance company insolvencies through guarantee fund assessments may create costs for the insurer beyond those recorded in the consolidated financial statements and impact the recoverability of deferred policy acquisition costs, cost of insurance acquired, and cost in excess of net assets acquired. The Company mitigates this risk by offering a wide range of products and by operating in 32 states, thus reducing its exposure to any single product or jurisdiction.

Credit Risk - Is the risk that issuers of securities owned by the Company or mortgagors of mortgage loans on real estate owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

Interest Rate Risk - Is the risk that interest rates will change and cause a decrease in the value of an insurers investments. This change in rates may cause certain interest-sensitive products to become uncompetitive. To the extent that liabilities come due more quickly than assets mature, an insurer would have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payout of its liabilities.

NOTE 5--INVESTMENTS

Major categories of investment income for the three years ended
December 31, 1996 are summarized as follows (amounts in thousands):

                                                   1996         1995       1994
                                               -----------    --------   --------

     Fixed maturities held to maturity         $  5,137    $  5,595    $  6,255
     Fixed maturities available for sale         21,074      18,945      15,869
     Fixed maturities held for trading              586       1,071
     Equity securities available for sale           125         180         157
     First mortgage loans on real estate          2,987       3,345       3,575
     Real estate                                    554         590         856
     Policy loans                                 2,143       1,968       1,846
     Short-term investments                       1,290         934         809
     Other                                          (20)          2         (17)
                                                -------     -------     -------
                                                 33,876      32,630      29,350
Investment expenses                              (1,222)     (1,413)     (1,665)
                                               --------    --------    --------
                                               $ 32,654    $ 31,217    $ 27,685
                                               ========    ========    ========

                                       -51-

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 5--INVESTMENTS--Continued

Net realized gains (losses) on investments for the three years ended December 31, 1996 are summarized as follows (amounts in thousands):

                                          1996   	     1995      1994
                                        ---------    ------   --------

  Fixed maturities held to maturity        $   57   $  115    $   (34)
  Fixed maturities available for sale       1,423	     (80)     (1,286)
  Fixed maturities held for trading          (945)     559
  Preferred stocks available for sale         151      163         49
  Other                                        (7)    (156)      (133)
                                           ------   ------    -------

                                           $  679	   $  601    $(1,404)
                                           ======    ======    =======

The unrealized investment gain of approximately $1,608,000 as of December 31, 1996 is comprised of total unrealized gains of investments carried at fair value of approximately $7,591,000, less adjustments to deferred policy acquisition costs and cost of insurance acquired of approximately $5,059,000 and net deferred income tax of approximately $924,000. The unrealized investment gain of approximately $2,634,000 as of December 31, 1995 is comprised of total unrealized gains of investments carried at fair value of approximately $16,346,000, less adjustments to deferred policy acquisition costs and cost of insurance acquired of approximately $12,431,000 and deferred income tax of approximately $1,281,000.

There was one non-income producing investment as of December 31, 1996 with a fair value of approximately $17,000 and two non-income producing investments at December 31, 1995 with a fair value of approximately $184,000.

No investment in any person or its affiliates exceeded 10% of stockholders equity at December 31, 1996 and 1995.

Investments with an amortized cost of $3,006,000 at December 31, 1996 were on deposit with regulatory authorities in accordance with statutory requirements.











                                       -52-


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

NOTE 5--INVESTMENTS--Continued

The amortized cost, unrealized gains and losses, and fair values of investments in fixed maturities and equity securities available for sale, fixed maturities held to maturity, and fixed maturities held for trading as of December 31, 1996 are as follows:

                              Amortized    Unrealized   	Unrealized      Fair
                                Cost        Gains        Losses         Value
                              ---------    ----------   ----------      -----
                                           (Amounts in thousands)
Fixed Maturities Available for Sale:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies              $ 30,586	     $    346       $     164    $ 30,768
  Obligations of states and
    political subdivisions       8,475	                          141       8,334
  Corporate securities         155,898	        4,945           1,195     159,648
  Mortgage-backed government
    securities                 110,125	        2,835             195     112,765
  Mortgage-backed corporate
    securities                   9,715	          365              17      10,063
                              --------     --------       ---------   ---------
                              $	314,799     $  8,491       $   1,712   $ 321,578
                              ========     ========       =========   =========

Equity Securities Available
  for Sale                    $  1,973     $    919       $      38   $   2,854
                              ========     ========       =========   =========

                              Amortized     Unrealized     Unrealized      Fair
                                 Cost         Gains           Losses      Value
                              ---------     ----------     ----------     ------
                                             (Amounts in thousands)

Fixed Maturities Held to
  Maturity:
  Corporate securities      $  51,884     $   1,856       $     838   $  52,902
  Mortgage-backed government
    securities                     27                                        27
  Mortgage-backed corporate
    securities                  1,234            76              10       1,300
                            ---------     ---------       ---------   ---------
                            $  53,145     $   1,932       $     848   $  54,229
                            =========     =========       =========   =========








                                       -53


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

NOTE 5--INVESTMENTS--Continued

The amortized cost, unrealized gains and losses, and fair values of investments in fixed maturities and equity securities available for sale, fixed maturities held to maturity, and fixed maturities held for trading as of December 31, 1995 are as follows:

                                  Amortized    Unrealized     Unrealized    Fair
                                     Cost        Gains          Losses       Value
                                  ---------    ----------     ----------   ------
                                                (Amounts in thousands)

Fixed Maturities Available for Sale:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                $  27,993     $     972      $      47    $  28,918
  Obligations of states and
    political subdivisions          4,347           143                       4,490
  Corporate securities            132,877         9,205            917      141,165
  Mortgage-backed government
    securities                     82,178         5,865            183       87,860
  Mortgage-backed corporate
    securities                     12,764           919             15       13,668
                                 --------     ---------      ---------    ---------
                               $  260,159     $  17,104      $   1,162    $ 276,101
                               ==========     =========      =========    =========

Equity Securities              $    2,959     $     442      $      38    $   3,362
  Available for Sale           ==========     =========      =========    =========



                               Amortized      Unrealized     Unrealized       Fair
                                 Cost            Gains          Losses        Value
                              ---------      ----------      ---------      ------
                                                (Amounts in thousands)

Fixed Maturities Held to Maturity:
  Corporate securities        $  57,091       $   3,723       $     716   $  60,098
  Mortgage-backed government
    securities                       41               5                          46
  Mortgage-backed corporate
    securities                    2,274             261                       2,535
                              ---------       ---------       ---------   ---------
                              $  59,406       $   3,989       $     716   $  62,679
                              =========       =========       =========   =========





                                       -54-


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

NOTE 5--INVESTMENTS--Continued

                                Amortized     Unrealized     Unrealized     Fair
                                  Cost          Gains          Losses       Value
                                ---------     ----------     ----------     ------
                                                (Amounts in thousands)
Fixed Maturities Held for Trading:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                 $     374   $       9        $   --      $    383
  Mortgage-backed government
    securities                       9,173         464             336        9,301
  Mortgage-backed corporate
    securities                       3,712          80             342        3,450
                                 --------    ---------        --------    ---------
                                 $  13,259   $     553        $    678    $  13,134
                                 =========   =========        ========    =========

The amortized costs and fair values of debt securities held to maturity, available for sale and held for trading at December 31, 1996, by contractual maturity for U.S. Treasury and corporate securities and expected maturities for mortgage-backed securities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     1996
                                  -----------------------------------------------
                                  Available for Sale         Held to Maturity
                                  ------------------       ----------------------
                                  Amortized     Fair         Amortized      Fair
                                    Cost        Value           Cost        Value
                                 --------     -------       ---------     -------
                                 (Amounts in thousands)     (Amounts in thousands)
Due in 1 year or less            $ 10,590     $ 10,587       $  5,046      $  5,051
Due after 1 year through 5 years   39,950       40,142         15,378        15,490
Due after 5 years through 10 years 95,770       97,120         25,083        25,440
Due after 10 years                168,489      173,729          7,638         8,248
                                 --------     --------       --------      --------
                                 $314,799     $321,578       $ 53,145      $ 54,229
                                 ========     ========       ========      ========

Total gains of approximately $1,665,000 and $792,000 and losses of approximately $487,000 and $1,737,000 were realized on disposals of debt securities available for sale and held for trading, respectively, during 1996. In 1996, there were no sales of securities classified as held to maturity. Total gains of approximately $75,000, $138,000 and $634,000 and losses of approximately $155,000, $23,000 and $75,000 were realized on disposals of debt securities available for sale, held to maturity, and held for trading, respectively, during 1995. The 1995 sales of debt securities held to maturity were made due to tender offers made relating to certain securities which had experienced significant downgrades of their respective credit ratings.

During 1996, 1995, and 1994 Texas Life incurred investment expenses and mortgage loan consulting fees to Metropolitan totaling $443,000, $603,000, and $577,000, respectively.
                                       -55-


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

NOTE 6--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," (SFAS 107) requires disclosure of fair value information about existing on and off-balance sheet financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cashflows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments. SFAS 107 excludes certain assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The tax ramifications of the related unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Carrying amounts and fair values of financial instruments subject to SFAS No. 107 were as follows as of December 31 (amounts in thousands):

                                            1996                 1995
                                     --------------------   ---------------------
                                      Carrying     Fair       Carrying    Fair
                                      Amount      Value       Amount     Value
                                     --------    -------     --------   -------
Assets
------
Investments:

  Fixed maturities held-to-maturity   $  53,145   $ 54,229   $  59,406   $ 62,679
  Fixed maturities available for sale   321,578    321,578     276,101    276,101
  Fixed maturities held for trading                             13,134     13,134
  Equity securities                       2,854      2,854     3,3  62      3,362
  Mortgage loans on real estate          31,910     38,142      35,155     42,289
  Policy loans                           30,230     34,507      29,642     36,283
  Short-term investments                    100        100         100        100
  Cash and cash equivalents              16,369     16,369      20,930     20,930

Liabilities
-----------
  Contingent payment notes                7,874      7,445       7,874      7,122
  Notes payable to affiliates            12,500     14,057      12,500     15,363

The fair values of the Companys supplementary contracts without life contingencies and annuities approximates their carrying amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1996, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
                                       -56-


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

NOTE 7--INCOME TAXES

A reconciliation of the statutory income tax rate to the effective rate is as follows:

                                                1996      1995       1994
                                             --------   --------   --------

  Statutory income tax rate                     35.0%     35.0%      35.0%
  Adjustments:
    Other                                       (1.1)      1.9        (.2)
                                                ----      ----       ----

  Effective income tax rate                     33.9%     36.9%      34.8%
                                               =====      ====       ====

Under prior tax law, a portion of gain from operations was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as policyholders surplus. As a result of the Tax Reform Act of 1984, this account was frozen at its December 31, 1983 level of $5,552,000. Should the policyholders surplus account exceed a maximum permissible limit, or should special cash distributions in excess of approximately $30,705,000 be made to shareholders, such excesses would be subject to federal income taxes at rates then effective. Deferred taxes have not been provided on amounts designated as policyholders surplus since the Company contemplates no action and can foresee no events which would cause any such taxes to become payable.

Texas Life is consolidated with Holdings and is ultimately consolidated with MetLife and its affected affiliates for federal income tax purposes. In accordance with the tax sharing agreement between MetLife and its affiliates, Texas Life made $-0- and $1,300,000, of tax payments during 1996 and 1995, respectively. Texas Life accrued approximately $2,073,000 to MetLife for settlement of its December 31, 1996 federal income taxes during 1997. There were no income tax payments during 1994.

Deferred taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities due to the recognition of certain revenue and expense items in different years. The deferred tax provision for the three years ended December 31, 1996 relates to the following (amounts in thousands):

                                       1996           1995         1994
                                     --------      ---------     --------

  Invested assets                      $   (205)   $     291     $    791
  Deferred acquisition costs              1,645        1,193        1,462
  Costs of insurance acquired              (837)        (860)        (828)
  General expenses adjustment              (414)        (349)        (344)
  Policyholder liabilities                   91         (368)        (560)
  Other                                     (33)        (106)         131
                                       --------    ---------     --------
                                       $    247    $    (199)    $    652
                                       ========    =========     ========

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

NOTE 7--INCOME TAXES--Continued

The tax effects of temporary differences giving rise to the significant components of the net deferred tax liability are recorded as of December 31, 1996 and 1995 as follows (amounts in thousands):

                                    1996
---------------------------------------------------------------------------------
         Deferred Tax Liabilities                      Deferred Tax Assets
----------------------------------------      -------------------------------------
Fixed maturities held for trading             Allowance for loss on first mortgage
    and available for sale       $   2,386        loans on real estate   $     584
Equity securities available for sale    23    Accrued investment income        144
Deferred policy acquisition costs   12,342    Liability for future policy-
Cost of insurance acquired          13,661        holder benefits            6,415
Contingent payments notes            1,660    Other assets                   8,561
                                                                         ---------
Other liabilities                    2,565
                                 ---------

                                 $  32,637                               $  15,704
                                 =========                               =========


                                     1995
----------------------------------------------------------------------------------
      Deferred Tax Liabilities                      Deferred Tax Assets
------------------------------------          ------------------------------------

Fixed maturities held for trading          Allowance for loss on real estate $  298
    and available for sale      $  5,626   Allowance for loss on first mortgage
Equity securities available for sale  55       loans on real estate             383
Deferred policy acquisition costs  9,697   Accrued investment income            144
Cost of insurance acquired        12,919   Liability for future policyholder
Contingent payments notes          1,660       benefits                       7,277
Other liabilities                  2,130   Other assets                       6,941
                                --------                                    -------
                                $ 32,087                                    $15,043
                                ========                                    =======

A valuation allowance was not considered necessary at December 31, 1996 or 1995.

NOTE 8--REINSURANCE TRANSACTIONS

Reinsurance contracts do not relieve the Company from its obligations to pay policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectable. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurance insolvencies. Reinsurance receivables of approximately $6,569,000 and $5,385,000 are included in other assets at December 31, 1996 and 1995, respectively. Policyholder benefits have been respectively reduced by approximately $5,467,000 in 1996, $4,280,000 in 1995, and $5,672,000 in 1994 for the effect of reinsurance.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

NOTE 8--REINSURANCE TRANSACTIONS--Continued

The effect of reinsurance on direct premiums and amounts assessed against policyholders is as follows for the years ended December 31, 1996, 1995, and 1994 (in thousands):

                                                1996         1995        1994
                                              -------      -------     -------

    Direct premiums and amounts
        assessed against policyholders	       $   37,439   $   33,668   $   30,824
    Reinsurance ceded                             7,137        6,955        6,393
                                             ----------   ----------   ----------
    Net premiums and universal life and
        investment product charges           	$   30,302   $   26,713   $   24,431
                                             ==========   ==========   ==========

NOTE 9--CONTINGENT PAYMENT NOTES

The 9.41% Contingent Payment Notes were issued in connection with the acquisition of Texas Life (see Note 2). Principal and interest payments are subject to a reduction as provided for in the Indenture Agreement. The principal amount of the notes is due on December 31, 1997 unless redeemed earlier at the option of the Company and interest is payable semi-annually at the stated interest rate of 9.41%.

In general, the reduction is equal to the difference between contractual terms and amounts of principal and interest payments actually received by the Company on certain specified real estate mortgage notes receivable (Pool Loans) with an initial unpaid principal balance of $27,299,000 and an unpaid principal balance of approximately $85,000 and $2,266,000 at December 31, 1996 and 1995, respectively. Losses incurred on the Pool Loans of approximately $4,703,000 at December 31, 1996 and 1995 was deducted from the Contingent Payment notes on the consolidated balance sheets.

While the Contingent Payment Notes are outstanding, the Company is restricted from: (1) creating liens with respect to its properties, (2) creating debt or entering into guaranties or loans, (3) changing the nature of its business, capital structure, certificate of incorporation, by-laws, business objectives, purposes or operation; (4) payment of dividends or any other action with respect to its capital stock and (5) transactions with its affiliates. In addition, the Company is required to maintain the face value of its unconsolidated assets, excluding its investment in Texas Life, at no less than $12,200,000, less certain adjustments.

Interest expense for the years ended December 31, 1996, 1995, and 1994 of approximately $1,184,000, $998,000, and $983,000, respectively, is included in operating expenses on the Consolidated Statements of Income. Under the terms of the Indenture Agreement, no interest was paid during the years ended December 31, 1996, 1995 and 1994, respectively.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

NOTE 10--NOTES PAYABLE TO AFFILIATES

On December 31, 1990, Texas Life issued for cash a $5,500,000 note payable to MetLife Credit Corporation (MetLife Credit), a subsidiary of Metropolitan.
The note has no specified maturity date and annual principal payments of up to $550,000 will not begin until statutory surplus, as calculated under Texas insurance regulations, increases to $40,000,000. Texas Lifes statutory surplus at December 31, 1996 was approximately $26,327,000. Interest is payable monthly at any time statutory surplus exceeds $10,000,000. The interest rate is adjusted monthly to be equal to 1.5% above the rate at which MetLife Funding, Inc., a subsidiary of Metropolitan, would loan funds to Metropolitan. As of December 31, 1996, the interest rate on this note payable was 7.30%. Interest in the amount of $389,000, $417,000, and $313,000 was paid in 1996, 1995, and 1994, respectively.

On June 30, 1989, Texas Life issued for cash a $7,000,000 note payable to Metropolitan. The note payable has no specified maturity date and semi-annual principal payments will not begin until statutory surplus, as calculated under Texas insurance regulations, increases to $50,000,000. Interest is payable semi-annually at any time statutory surplus exceeds $12,798,000. The interest rate is subject to adjustment every five years to a rate equal to .75% over the then five year U.S. Treasury note rate. The interest rate as determined on June 30, 1994 is 7.6%. Interest paid in 1996, 1995, and 1994 was approximately $532,000, $532,000, and $613,000, respectively.

Interest expense totalling approximately $919,000, $947,000, and $899,000 was incurred in
1996, 1995 and 1994, respectively in connection with notes payable to affiliates.

NOTE 11--STATUTORY INFORMATION

Generally, the net assets of the Company available for payment as dividends are restricted by the Texas Insurance Code. At December 31, 1996, $15,500,000 of stockholders equity represents net assets of Texas Life that can be transferred in the form of dividends; however, payment of dividends may require prior approval by insurance regulatory authorities.

Stockholders equity as determined in accordance with statutory accounting practices for Texas Life as of December 31, 1996 and 1995 was $29,504,000 and $27,886,000, respectively. As permitted by the Texas Department of Insurance (the Department), statutory stockholders equity of Texas Life includes as surplus two notes payable to affiliates discussed in Note 10. As defined in the note agreements, and approved by the Department, Texas Life may repay the notes in certain instances without prior approval of the Department. Net income as determined in accordance with statutory accounting practices for Texas Life for the three years ended December 31, 1996, 1995, and 1994 was approximately $104,000, $200, and $1,856,000, respectively.

NOTE 12--EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit retirement plan which covers substantially all full-time employees. Annual contributions to the plan for 1996, 1995, and 1994 were approximately $176,000, $165,000, and $170,000, respectively and are expensed as incurred. The actuarial present value of accumulated plan benefits, as estimated by the Companys consulting actuary as of December 31, 1996, and net plan assets, consisting of an annuity contract issued by Texas Life, for the plan were $1,079,000 and $1,443,000, respectively. An assumed rate of return of 8.0% was used in determining the actuarial present value of accumulated plan benefits.

METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

NOTE 12--EMPLOYEE BENEFIT PLANS--Continued

The Company has a plan for its full-time employees under Section 401(k) of the Internal Revenue Code. This plan enables the employees to contribute a percentage of their salary to the plan and the Company will match 100% of the first 3% contributed by the employee. The Companys matching contributions for 1996, 1995, and 1994 were approximately $90,000, $83,000, and $79,000, respectively, and were expensed as incurred.

In addition to the Companys defined benefit retirement plan, the Company sponsors a benefit health care plan that provides post-retirement medical benefits beginning at age 65 to full-time employees who have worked 20 years and attained age 55 while in service with the Company. Benefits are provided through an insurance company whose premiums are based on the benefits paid during the year. Total benefits paid were approximately $31,000, $31,000, and $28,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The liability as determined under the provisions of SFAS
No. 106 , Employers Accounting for Post-Retirement Benefits Other Than Pensions, was not material to the accompanying consolidated financial statements.

NOTE 13--CONCENTRATIONS OF CREDIT RISK

Most of the Companys real estate held for sale and first mortgage loans on real estate are located in the State of Texas, and are collateralized by the underlying property. The Companys policy at the time of the making of the loan is to limit any one mortgage loan to 75% of its appraised value.



























                                       -61-

     SCHEDULE I - SUMMARY OF INVESTMENTS
   OTHER THAN INVESTMENTS IN RELATED PARTIES
  METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
               December 31, 1996
             (Dollars in thousands)
Column A                                      Column B  Column C  Column D
---------------------------------------------------------------------------
    Amount at
   which shown
     in the
                                                       Fair
Type of Investment                           Cost      Value  balance sheet
---------------------------------------------------------------------------
Fixed Maturities:
  Bonds:
  Available for Sale:
   United States Government and government
      agencies and authorities...............$   88,359 $ 89,366  $ 89,366
   Foreign governments.......................     8,475    8,334     8,334
   Public utilities..........................    25,937   26,808    26,808
   All other corporate bonds.................   192,028  197,070   197,070
                                              --------- --------  --------
Total Available for Sale                        314,799  321,578   321,578
                                              --------- --------  --------
  Held to Maturity:
   United States Government and government
      agencies and authorities...............        27       27        27
  Foreign governments........................        -         -         -
  Public Utilities.......................... .    1,923    2,091     1,923
  All other corporate bonds..................    51,195   52,111    51,195
                                              ---------  -------  --------
Total Held to Maturity                           53,145   54,229    53,145
                                              ---------  -------  --------

TOTAL FIXED MATURITIES                         367,944  $375,807   374,723
                                              --------- --------  --------
Equity securities:
  Common stocks:
    Industrial, miscellaneous, and all other.   1,063  $  1,700     1,700
  Nonredeemable preferred stocks.............     910     1,154     1,154
                                             --------  --------  --------
    TOTAL EQUITY SECURITIES.................    1,973  $  2,854     2,854

