Form 10-Q
period 1997-03-31
METLIFE TEXAS HOLDINGS INC
filed 1997-05-12
CIK 829321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-Q

[x]   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                               --------------
or
[ ]   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                      to
                               --------------------    -------------------
Commission file number 33-20104
                       --------
MetLife Texas Holdings, Inc.
--------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
         Delaware                                  13-3437648
--------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)
 One Madison Avenue, New York, New York                    10010
--------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)
Registrants telephone number, including area code     (212)578-3437
                                                      ---------------
Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    x  .   No        .
                                                       ---       ------

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
Common Stock, $1.00 Par Value                              1,000
-----------------------------                ------------------------------
       Title of Class                        Outstanding at March 31, 1997



METLIFE TEXAS HOLDINGS, INC.

INDEX
                                   -----
Part I.   FINANCIAL INFORMATION                         Page No(s)
                                                       ----------
Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Income for the quarters and years-to-date
          ended March 31, 1997 and 1996 (Unaudited)           3

          Condensed Consolidated Balance Sheets
          as of March 31, 1997 (Unaudited) and
          December 31, 1996                                   4

          Condensed Consolidated Statements of
          Cash Flows for the years-to-date ended
          March 31, 1997 and 1996 (Unaudited)                 5

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                              6-8

Item 2.   Managements Discussion and Analysis of
          Financial Condition and Results of Operations       9-13

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   14

Item 6.   Exhibits and Reports on Form 8-K
          (including Exhibit Index)                           14

Signatures                                                    15



















METLIFE TEXAS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
METLIFE TEXAS HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                   For the Quarter and
                                                       Year-to-Date
                                                       Ended March 31,
                                                      1997       1996
                                                   -------     -------
Revenues:
Insurance revenues
  Traditional life insurance premiums........      $ 3,658     $ 3,382
  Universal life and investment product
    policy charges...........................        4,412       3,629
Investment income (less related expenses)....        8,410       8,431
Trading securities-unrealized (loss).........           -         (710)
Realized gain on investments.................           63         502
Other income.................................          461          66
                                                   -------     -------
                                                    17,004      15,300
                                                   -------     -------
Benefits, Claims and Expenses:
Policyholder benefits and claims.............        5,105       3,668
Change in liability for future
  policyholder benefits......................        7,219       6,229
Operating expenses...........................        2,431       2,110
Commissions, taxes and fees..................          958         873
Amortization of policy acquisition costs.....          948         873
Amortization of cost of insurance acquired...          479         547
                                                   -------     -------
                                                    17,140      14,300
                                                   -------     -------
(Loss)income before income taxes.............         (136)      1,000
                                                   -------     -------

Provision (benefit) for federal income taxes
  Current....................................          133         839
  Deferred...................................         (236)       (537)
                                                   -------     -------
                                                      (103)        302
                                                   -------     -------
Net (loss) income                                  $   (33)    $   698
                                                   =======     =======
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                  -3-



METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)                              March 31,  December 31,
                                               1997       1996
                                             --------  ------------
ASSETS                                     (Unaudited)
Investments:
     Fixed maturities available for sale.... $323,899  $321,578
     Fixed maturities held to maturity......   51,880    53,145
     Equity securities......................    2,924     2,854
     Mortgage loans.........................   30,359    31,910
     Cash and cash equivalents..............   12,080    16,369
     Policy loans...........................   30,856    30,230
     Other..................................    3,592     3,541
                                             --------  --------
                                              455,590   459,627
Deferred policy acquisition costs...........   52,634    48,348
Cost of insurance acquired..................   41,484    39,033
Goodwill....................................    4,104     4,154
Investment income due and accrued...........    5,868     6,412
Amounts due from reinsurers.................    7,262     7,423
Other.......................................    3,632     3,983
                                             --------  --------
TOTAL ASSETS                                 $570,574  $568,980
                                             ========  ========
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
Policy liabilities..........................  $413,974 $408,441
Deferred federal income tax.................    15,708   16,933
Contingent notes payable....................     7,874    7,874
Notes payable to affiliates.................    12,500   12,500
General expenses............................    11,055    8,668
Other.......................................    17,367   20,602
                                              -------- --------
Total Liabilities...........................   478,478  475,018
                                              -------- --------
Stockholders Equity:
Common stock, par value $1.00 (1,000 shares
  authorized, issued and outstanding).......         1        1
Additional paid-in capital..................    60,200   60,200
Retained earnings...........................    32,120   32,153
Net unrealized investment (losses) gains on
  fixed maturities available for sale and
  equity securities.........................      (225)   1,608
                                              -------- --------
Total Stockholders Equity..................    92,096   93,962
                                              -------- --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $570,574 $568,980
                                              ======== ========
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
                                                    For the
                                               Year-to-Date Ended
                                                   March 31,
                                                 1997       1996
                                               -------    -------
OPERATING ACTIVITIES
  Net Loss....................................$    (33)  $   698
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Increase in liability for future
      policy benefits and other policy
      liabilities.............................   1,618       874
    Amortization and depreciation..............  1,624     1,603
    Decrease in other assets...................    843     1,273
    Deferred policy acquisition costs.......... (2,886)   (2,447)
    Decrease in other non-policy related
      liabilities.............................. (1,084)   (1,619)
    Increase in trading securities.............      0    (2,183)
    Interest credited to policyholder accounts.  4,888     4,742
                                               -------   -------
CASH PROVIDED BY OPERATING ACTIVITIES..........  4,970     2,941
                                               -------   -------
INVESTING ACTIVITIES
  Purchase of investments and loans made.......(17,716)  (38,243)
  Sale or maturities of investments and
    receipts from repayment of loans...........  9,430    28,671
                                               -------   -------
CASH USED FOR INVESTING ACTIVITIES............  (8,286)   (9,572)
                                               -------   -------
FINANCING ACTIVITIES
  Net (withdrawals) receipts from universal
    life policyholders (debited from)credited
    to policyholder account balances............  (973)      697
  Other.........................................     0       314
                                               -------   -------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES  (973)    1,011
                                               -------   -------
DECREASE IN CASH AND CASH EQUIVALENTS.......... (4,289)   (5,620)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD....................................... 16,369    20,930
                                               -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....$12,080   $15,310
                                               =======   =======
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.






METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1997 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 1 - CONTINGENT PAYMENT NOTES

MetLife Texas Holdings, Inc. (Holdings or Registrant) issued 9.41% Contingent Payment Notes (Notes) in the face amount of $12,800,000 in connection with its acquisition of Texas Life Insurance Company (TLIC) on July 31, 1988. The principal amount of these Notes is due on December 31, 1997 (unless redeemed earlier at the option of Holdings) and interest is payable semi-annually at the stated interest rate of 9.41%. The principal and interest payments on the Notes are, however, subject to reduction. In general, the reduction is equal to the difference between the contractual terms of, and amounts of principal and interest payments actually received by TLIC on, certain specified real estate mortgage notes receivable (Pool Loans). The holders of the Notes received no interest for the three months ended March 31, 1997 and 1996.

The carrying value of the Notes in the accompanying Condensed Consolidated Balance Sheets was reduced by a valuation allowance for possible losses of $4,703,000 at both March 31, 1997 and December 31, 1996. The carrying value of the related Pool Loans was reduced by a valuation allowance of $2,603,000 at March 31, 1997 and $2,451,000 at December 31, 1996.

See Note 9 to the consolidated financial statements included in the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a description of certain restrictions on Holdings contained in the indenture pursuant to which the Notes were issued.

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


METLIFE TEXAS HOLDINGS, INC AND SUBSIDIARY

TLICs statutory surplus amounted to $28,683,000 at March 31, 1997. Interest is payable semi-annually at any time TLICs statutory surplus is in excess of $12,798,000. The note bears interest at a rate of 7.60% per annum until June 30, 1999, at which time, it will be adjusted to a rate equal to 0.75% over the then five year U.S. Treasury note rate. Interest of $266,000 was paid on January 2, 1997 and January 2, 1996.

An additional $5,500,000 note payable (also called a surplus debenture) was issued by TLIC to MetLife Credit Corp., a wholly-owned subsidiary of Metropolitan, on December 31, 1990. Such note has no specified maturity date and annual principal payments will not begin until TLICs statutory surplus, as calculated under Texas insurance regulations, increases to $40,000,000. This note must be repaid in full before TLIC can make any principal payments on the $7,000,000 note payable to Metropolitan discussed above. Interest is payable monthly, at a variable interest rate which is set by MetLife Credit Corp. on the first of each month, at any time TLICs statutory surplus exceeds $10,000,000. $96,000 of interest was paid for the first three months of 1997 and $99,000 was paid for the comparable period of 1996.

NOTE 3 - REINSURANCE

Reinsurance receivables of $7,009,000 and $6,569,000 are recorded in accordance with Statement of Financial Accounting Standards No. 113 Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, and are included in amounts due from reinsurers in the accompanying March 31, 1997 and December 31, 1996 Condensed Consolidated Balance Sheets, respectively. For the three months ended March 31, 1997 and March 31, 1996, earned premiums ceded were $2,138,000 and $2,181,000, respectively, and recoveries recognized under reinsurance contracts were $1,986,000 and $1,583,000, respectively.

NOTE 4 - INVESTMENTS

As a result of the requirements of Statement of Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities
(SFAS No. 115), stockholders equity at March 31, 1997 and December 31, 1996, as shown on the Condensed Consolidated Balance Sheets, were impacted as follows: at March 31, 1997 stockholders equity was decreased approximately $1,833,000 net of adjustments of $2,348,000 for deferred acquisition costs, $2,930,000 for the cost of insurance acquired and $989,000 for deferred federal income tax benefit; and at December 31, 1996 stockholders equity was increased approximately $1,608,000 net of adjustments of $2,251,000 for deferred acquisition costs, $2,808,000 for the cost of insurance acquired and $924,000 for deferred federal income taxes.



METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTE 5 - MORTGAGE LOANS

As of January 1, 1995, Holdings adopted Statement of Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for the Impairment of a Loan -
Income Recognition and Disclosure, which addresses the accounting by creditors for the impairment of certain loans. Total impaired loans and the allowance for all known credit losses on mortgages were $2,951,000 and $3,306,000, respectively, at March 31, 1997, and $2,951,000 and $2,992,000,
respectively, at March 31, 1996. Holdings primary policy is to utilize the cash basis of accounting for the recognition of interest income on impaired loans.

The average recorded investment in impaired loans during both of the three month periods ended March 31, 1997 and 1996 was $2,951,000 and the related interest income recognized during the periods was $43,000 for 1997 and $48,000 for 1996 on both the accrual and cash bases of accounting.

Activity in the allowance for credit losses for the three months ended March 31, 1997 and 1996 was as follows:

                                         1997             1996
                                     ----------        ----------
  Balance at end of prior year       $3,306,000        $3,302,000
  Provision for impaired loans                -                 -
  Write-downs                                 -          (310,000)
  Recoveries                                  -                 -
                                     ----------        ----------
  Balance at March 31                $3,306,000        $2,992,000
                                     ==========        ==========























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

YEAR-TO-DATE RESULTS

TLICs sales in annualized premiums were $2.0 million for the three months ended March 31, 1997, up $210,000, or 11.4%, over the comparable period of 1996. During this period, universal life sales increased $57,000, or 5.5%, sales of permanent traditional life products increased $270,000, or 47.3%, and sales of term life products decreased $117,000, or 50.7%.

Consolidated year-to-date revenue increased $1,704,000, or 11.1%, over the first three months of 1996 primarily related to (i) a $276,000, or 8.2%, increase in traditional life premiums and a $783,000, or 21.6%, increase in universal life premiums, both attributable to increased sales in recent years; (ii) a $710,000 unrealized loss on the trading portfolio in the first quarter of 1996; and (iii) a $395,000 increase in other income caused by an increase in supplementary contracts in the first quarter of 1997 versus the comparable period of 1996. These increases were partially offset by a $439,000 decrease in realized capital gains in the first quarter of 1997, as compared to the same period of 1996, related to profits realized in 1996 on the sale of bonds as part of TLICs aggressive mortgage-backed securities program and Holdings sale of its long-term Treasury Notes.

Benefits, claims and expenses increased $2,840,000, or 19.9%, for the first three months of 1997 over the comparable period of 1996. This increase is primarily attributable to (i) a $1,437,000, or 39.2%, increase in policyholder benefits and claims related to a large number of death claims in the first quarter of 1997 as opposed to the comparable period of 1996;
(ii) a $990,000, or 15.9%, increase in the change in liability for future policyholder benefits related to the increase in life insurance in force resulting from increased sales and the aging of the block of traditional life business in force; and (iii) a $321,000, or 15.2%, increase in operating expenses primarily associated with increased expenses directly related to the increase in sales.

Federal income taxes decreased $405,000 for the first quarter of 1997 versus 1996. This resulted from a $706,000, or 84.1%, decrease in current taxes and a $301,000 decrease in deferred taxes. Current income taxes
                                  -9


METLIFE TEXAS HOLDINGS, INC.

decreased primarily as follows: (i) a $454,000 decrease due to a decrease in statutory earnings; (ii) a $97,000 decrease due to decreased earnings for Holdings; (iii) a $79,000 decrease due to the decrease in realized capital gains and (iv) a $91,000 decrease related to the recapture of a tax deduction previously taken on a mortgage loan allowance. Deferred taxes decreased principally due to a $593,000 decrease related to the differential between the tax and book bases of invested assets, partially offset by a $179,000 increase related to the difference between the tax and book basis of policyholder reserves and a $135,000 increase related to the difference between the tax and book bases of non-policy related liabilities and non-investment related assets.

As a result of the items discussed above, net income for the three months ended March 31, 1997 decreased $731,000 from the comparable period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Holdings sole activities consist of the investment of its assets in certain high grade, liquid investments permitted by the indenture pursuant to which its Contingent Payment Notes (Notes) were issued (see Note 1 to the accompanying financial statements), administration of its Notes and ownership of the outstanding stock of its wholly-owned subsidiary, TLIC. The Contingent Payment Notes come due December 1997. On March 31, 1997, Holdings had $18.0 million of high grade, liquid investments which will be available to make the required principal payments, if any, on the Notes in December 1997. It is likely that Holdings will be required to make a payment on the Notes at their maturity in December 1997; however, it is impossible to predict, at this time, the amount of such payment, primarily because the remaining pool loans need to be valued as part of the determination of such payment.

For the three months ended March 31, 1997 Holdings had a loss of $87,000, on a stand alone basis, versus income of $93,000 for the comparable period of 1996. March 31, 1997 results are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Under the terms of the Indenture, Holdings paid no interest on the Notes in 1996 or the first quarter of 1997 because of accumulated losses on the underlying pool loans. The operating losses do not present a cash flow concern since Holdings does not expect to be required to make any interest payments on the Notes in July 1997. Holdings funds, including earnings on its investments, are sufficient to make any required payments on the Notes.

On June 30, 1989, TLIC issued a $7 million note payable to Metropolitan and, on December 31, 1990, it issued a $5.5 million note payable to MetLife Credit Corp., a wholly-owned subsidiary of Metropolitan (see Note 2 to the accompanying financial statements). While both of these notes are considered a liability by the Registrant on a GAAP basis, they are surplus for TLIC on a statutory basis. The $7 million note payable was issued to provide additional statutory surplus to TLIC for expansion of premium writings. Increases in first year premium volume reduce statutory surplus since, for statutory purposes, acquisition costs are expensed rather than deferred. The $5.5 million note payable is being used to provide a voluntary statutory reserve for mortgage loans and foreclosed properties.
                                  -10


METLIFE TEXAS HOLDINGS, INC.

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

Most of TLICs invested assets are investment grade securities to provide ample protection for its policyholders. As of March 31, 1997, TLIC had $5,069,000 of securities rated below investment grade by the National Association of Insurance Commissioners, representing 0.9% of its total assets. One of these investments, which was carried on the books at $86,000, was in default as to interest at March 31, 1997.

TLIC has mortgage loans with a carrying value of $30,359,000 ($33,665,000 book value less $3,306,000 reserve for losses) at March 31, 1997. The carrying value of these mortgage loans comprises 6.7% of total invested assets. The reserve represents 9.8% of total mortgage loan book value. Management believes that the reserve for losses is adequate.

Delinquent mortgage loans (those overdue more than 90 days) totaled $2,951,000 at March 31 and are comprised of two performing cash flow commercial loans and one nonperforming commercial loan. Expressed as a percentage of mortgage loans, delinquencies were 8.8% at March 31, 1997 and 8.4% at December 31, 1996.

Included in the mortgage loan balance is $2,530,000 of loans on watch (i.e., loans which are not delinquent over 90 days but are being monitored more closely for possible problems in the future). Of the seven loans included in this category, six loans totaling $2,312,000 are current and one loan totaling $218,000 is 30 days overdue.

TLICs mortgage loan portfolio includes $15,960,000 of commercial loans, $17,351,000 of agricultural loans, $54,000 of loans on apartments and $300,000 of residential loans. 48.5% of these loans are in Texas and the remaining 51.5% are spread over 13 states. The gross yield on all mortgage loans was 8.0% for the three months ended March 31, 1997 and 8.1% for the year ended December 31, 1996.

Since its acquisition by Holdings, TLIC has made eleven new commercial mortgage loans, with a book value aggregating $5,038,000, fifteen purchase money mortgages on foreclosed real estate aggregating $4,163,000 and 44 agricultural loans aggregating $20,203,000 through Metropolitans Agricultural Investments Department, for a total of $29,404,000. Since the acquisition, TLICs policy relating to new loans is not to loan more than 75% of appraised value based on earnings conditions at the time of the loan. Additionally, these loans are issued to borrowers having strong financial backgrounds. Collateral on loans generally includes personal guarantees for the entire amount of the mortgage indebtedness as well as a
                                  -11


METLIFE TEXAS HOLDINGS, INC.

lien on the mortgaged property. Loans generally mature within ten years, with recent ten year loans containing a provision for adjustment in the interest rate after three or five years.

As of March 31, 1997, TLIC had $982,000 of foreclosed real estate. This consists of one acreage loan with residential development.

Due to the relatively small amount of TLICs below investment grade and non-performing investments, they have not had, and are not expected to have, a material effect on TLICs financial condition or results of operations.

TLIC maintains liquidity through its selection of investments. Over 80 percent of its securities at March 31, 1997 were readily marketable securities, primarily publicly traded bonds and stocks. TLIC must maintain adequate liquidity to provide funds needed to make current payments to policyholders. Significant changes in market interest rates could affect TLICs liquidity. TLIC has utilized an asset/liability matching process to help determine the investment rate it can credit to its policyholders. TLICs universal life insurance products are credited an interest rate based upon earnings from allocated assets less an interest rate margin. Managements philosophy has been to maintain a credited interest rate based on the returns on its allocated investments rather than to credit current market rates to its previously issued policies. Significant increases in its competitors credited rates could cause TLIC either to reduce its margin or to credit a rate that may be noncompetitive, which may result in surrenders of policies. However, TLIC has high surrender charges on most of its universal life products during the first ten policy years (and during the ten years following any increases in the policy face amount) that would discourage surrenders or result in low surrender values. A reduction in market interest rates could reduce the reinvestment rate of its fixed investments and result in a lower than expected yield. However, in this environment, TLIC could reduce the rates credited to the products underlying these investments and maintain its interest rate margin without risking significant amounts of surrenders of policies. Thus, changes (other than sudden significant changes) in the interest rate environment and the resulting changes in the interest rates credited to policyholders would not significantly affect withdrawal experience because of the significance of surrender charges to policyholders.

However, a sudden significant increase in current market rates could have a material adverse impact on TLICs liquidity because policyholders might convert to products of competitors to which higher rates are credited. Conversely, sudden declines in interest rates could materially increase TLICs liquidity if the issuers of TLICs fixed rate long-term investments exercise their bond call options or refinance at lower rates the mortgages that are owned by TLIC. Although they can significantly affect TLICs liquidity, the impact of sudden increases or decreases in the interest rate environment would be tempered by the fact that 38.6% of TLICs insurance in force is traditional life insurance, which is not as susceptible to changes in the interest rate environment (29.7% of TLICs insurance in force is term insurance, which has no cash surrender value and is not impacted by changes in the interest rate).
                                   -12


METLIFE TEXAS HOLDINGS, INC.

In addition to the large amount of readily marketable securities referred to above, it is also TLICs policy to maintain at least $3,000,000 of cash and short-term investments less any commitments for investment purchases within the next month. At March 31, 1997, TLIC had approximately $272,000 of cash and $6,167,000 of short-term investments and investment commitments of $3,000,000 for April 1997.















































                                  -13


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

         28.1 Registrants Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997, is herein incorporated by reference.

     (b) Reports on Form 8-K - No report on Form 8-K was filed during the quarter ended March 31, 1997.




























                                  -14-


METLIFE TEXAS HOLDINGS, INC.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         METLIFE TEXAS HOLDINGS, INC.
                                                 (Registrant)




Date:  May 12, 1997                      By      Myron O. Schlanger
                                            -----------------------------
                                                 Myron O. Schlanger
                                            Vice-President and Controller
                                              (Chief Financial Officer)


































                                  -15-