Form 10-Q
period 1997-06-30
METLIFE TEXAS HOLDINGS INC
filed 1997-08-12
CIK 829321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-Q

[x]   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997
                               -------------
or
[ ]   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                      to
                              ---------------------    --------------------
Commission file number 33-20104
                       --------
MetLife Texas Holdings, Inc.
--------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
         Delaware                                  13-3437648
--------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or organization)                 Identification No.)
One Madison Avenue, New York, New York                    10010
--------------------------------------------------------------------------
Registrants telephone number, including area code     (212)578-3437
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
Common Stock, $1.00 Par Value                              1,000
-----------------------------                  ----------------------------
       Title of Class                          Outstanding at June 30, 1997


METLIFE TEXAS HOLDINGS, INC.

INDEX
                                   -----
Part I.   FINANCIAL INFORMATION                         Page No(s)
                                                       ----------
Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Income for the quarters and six months
          ended June 30, 1997 and 1996 (Unaudited)          3-4

          Condensed Consolidated Balance Sheets
          as of June 30, 1997 (Unaudited) and
          December 31, 1996                                 5

          Condensed Consolidated Statements of
          Cash Flows for the six months ended
          June 30, 1997 and 1996 (Unaudited)                6

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                            7-9

Item 2.   Managements Discussion and Analysis of
          Financial Condition and Results of Operations    10-16

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                17

Item 6.   Exhibits and Reports on Form 8-K
          (including Exhibit Index)                        17

Signatures                                                 18



METLIFE TEXAS HOLDINGS, INC.
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
METLIFE TEXAS HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                               For the Quarter Ended       For the Six Months Ended
                                                      June 30,                     June 30,
                                                  1997       1996            1997           1996
                                                -------    -------          -------        -------
                                                                         (In Thousands)
Revenues:
Insurance revenues
  Traditional life insurance premiums........   $ 3,429    $ 3,497         $ 7,087       $ 6,879
  Universal life and investment product
    policy charges...........................     4,123      3,770           8,535         7,399
Investment income (less related expenses)....     8,454      7,697          16,864        16,128
Trading securities-unrealized gain (loss)....         -        505               -          (205)
Realized gain (loss) on investments..........        31       (854)             94          (352)
Other income.................................        40        152             501           218
                                                -------    -------         -------       -------
                                                 16,077     14,767          33,081        30,067
                                                -------    -------         -------       -------
Benefits, Claims and Expenses:
Policyholder benefits and claims.............     3,326      2,408           8,431         6,076
Change in liability for future
  policyholder benefits......................     6,963      6,187          14,182        12,416
Operating expenses...........................     2,234      2,000           4,665         4,110
Commissions, taxes and fees..................       876        845           1,834         1,718
Amortization of policy acquisition costs.....     1,053        915           2,001         1,788
Amortization of cost of insurance acquired...       425        501             904         1,048
                                                -------    -------         -------       -------
                                                 14,877     12,856          32,017        27,156
                                                -------    -------         -------       -------
Income before income taxes...................     1,200      1,911           1,064         2,911
                                                -------    -------         -------       -------
                                                         -3


Provision (benefit) for federal income taxes
  Current....................................       704         442            837         1,281
  Deferred...................................      (306)        301           (542)         (236)
                                                -------     -------        -------       -------
                                                    398         743            295         1,045
                                                -------     -------        -------       -------
Net income...................................   $   802     $ 1,168        $   769       $ 1,866
                                         =======     =======        =======       =======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


























                                                  -4-



METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)                               June 30,  December 31,
                                              1997       1996
                                             --------  ------------
ASSETS                                     (Unaudited)
Investments:
     Fixed maturities available for sale.... $333,605  $321,578
     Fixed maturities held to maturity......   52,174    53,145
     Equity securities......................    3,113     2,854
     Mortgage loans.........................   29,473    31,910
     Cash and cash equivalents..............   13,346    16,369
     Policy loans...........................   30,717    30,230
     Other..................................    3,571     3,541
                                             --------  --------
                                              465,999   459,627
Deferred policy acquisition costs...........   52,411    48,348
Cost of insurance acquired..................   38,368    39,033
Goodwill....................................    4,055     4,154
Investment income due and accrued...........    6,736     6,473
Amounts due from reinsurers.................    6,714     7,423
Other.......................................    3,634     3,922
                                         --------  --------
TOTAL ASSETS                                 $577,917  $568,980
                                             ========  ========
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
Policy liabilities.......................... $415,023  $408,441
Deferred federal income tax.................   16,308    16,933
Contingent notes payable....................    7,874     7,874
Notes payable to affiliates.................   12,500    12,500
General expenses............................    9,345     8,668
Other.......................................   22,224    20,602
                                             --------  --------
Total Liabilities...........................  483,274   475,018
                                             --------  --------
Stockholders Equity:
Common stock, par value $1.00 (1,000 shares
  authorized, issued and outstanding).......        1         1
Additional paid-in capital..................   60,200    60,200
Retained earnings...........................   32,922    32,153
Net unrealized investment gains on
  fixed maturities available for sale and
  equity securities.........................    1,520     1,608
                                             --------  --------
Total Stockholders Equity..................   94,643    93,962
                                             --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $577,917  $568,980
                                             ========  ========
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                -5


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
                                                    For the
                                                Six Months Ended
                                                    June 30,
                                                 1997       1996
                                               -------    -------
OPERATING ACTIVITIES
  Net Income...................................$   769    $ 1,866
  Adjustments to reconcile net income to cash
  provided by operating activities:
    (Decrease) increase in liability for future
      policy benefits and other policy
      liabilities.............................. (1,136)      797
    Amortization and depreciation..............  3,297     3,262
    Decrease in other assets...................    328        28
    Deferred policy acquisition costs.......... (5,873)   (5,082)
    Increase in other non-policy related
      liabilities..............................  1,750       598
    Decrease in trading securities.............      -    13,134
    Interest credited to policyholder accounts.  9,838     9,529
                                               -------   -------
CASH PROVIDED BY OPERATING ACTIVITIES..........  8,973    24,132
                                               -------   -------
INVESTING ACTIVITIES
  Purchase of investments and loans made.......(33,840)  (49,051)
  Sale or maturities of investments and
    receipts from repayment of loans........... 23,955    41,948
                                               -------   -------
CASH USED BY INVESTING ACTIVITIES.............. (9,885)   (7,103)
                                               -------   -------
FINANCING ACTIVITIES
  Net receipts from (withdrawals by) universal
    life policyholders credited to (withdrawn
    from) policyholder account balances........ (2,120)      840
  Other........................................      9       314
                                               -------   -------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES... (2,111)    1,154
                                               -------   -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS(3,023)   18,183
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD....................................... 16,369    20,930
                                               -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....$13,346   $39,113
                                               =======   =======
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                  -6


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1997 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 1 - CONTINGENT PAYMENT NOTES

MetLife Texas Holdings, Inc. (Holdings) issued 9.41% Contingent Payment Notes (Notes) in the face amount of $12,800,000 in connection with its acquisition of Texas Life Insurance Company
(TLIC) on July 31, 1988. The principal amount of these Notes is due on December 31, 1997 (unless redeemed earlier at the option of Holdings) and interest is payable semi-annually at the stated interest rate of 9.41%. The principal and interest payments on the Notes are, however, subject to reduction. In general, the reduction is equal to the difference between the contractual terms of, and amounts of principal and interest payments actually received by TLIC on, certain specified real estate mortgage notes receivable (Pool Loans). The holders of the Notes received no interest for the six months ended June 30, 1997 and 1996.

The carrying value of the Notes in the accompanying Condensed Consolidated Balance Sheets was reduced by a valuation allowance for possible losses of $4,703,000 at both June 30, 1997 and December 31, 1996. The carrying value of the related Pool Loans was reduced by a valuation allowance of $2,603,000 at both June 30, 1997 and December 31, 1996.

See Note 9 to the consolidated financial statements included in the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a description of certain restrictions on Holdings contained in the indenture pursuant to which the Notes were issued.
                                  -7


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTE 2 - NOTES PAYABLE TO AFFILIATES

On June 30, 1989, TLIC issued a $7,000,000 note payable (called a surplus debenture) to Metropolitan Life Insurance Company (Metropolitan), the parent of Holdings. Such note has no specified maturity date and semi-annual principal payments will not begin until TLICs statutory surplus, as calculated under Texas insurance regulations, increases to $50,000,000. TLICs statutory surplus amounted to $27,450,000 at June 30, 1997. Interest is payable semi-annually at any time TLICs statutory surplus is in excess of $12,798,000. The note bears interest at a rate of 7.60% per annum until June 30, 1999, at which time it will be adjusted to a rate equal to 0.75% over the then five year U.S. Treasury note rate. Interest of $266,000 was paid on June 30, 1997, January 2, 1997, July 9, 1996 and January 2, 1996.

An additional $5,500,000 note payable (also called a surplus debenture) was issued by TLIC to MetLife Credit Corp., a wholly-owned subsidiary of Metropolitan, on December 31, 1990. Such note has no specified maturity date and annual principal payments will not begin until TLICs statutory surplus, as calculated under Texas insurance regulations, increases to $40,000,000. This note must be repaid in full before TLIC can make any principal payments on the $7,000,000 note payable to Metropolitan discussed above. Interest is payable monthly, at a variable interest rate which is set by MetLife Credit Corp. on the first of each month, at any time TLICs statutory surplus exceeds $10,000,000. $194,000 of interest was paid for the first six months of 1997 and $197,000 was paid for the comparable period of 1996.

NOTE 3 - REINSURANCE

Reinsurance receivables of $6,243,000 and $6,569,000 are recorded in accordance with Statement of Financial Accounting Standards No. 113 Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, and are included in other assets in the accompanying June 30, 1997 and December 31, 1996 Condensed Consolidated Balance Sheets, respectively. For the six months ended June 30, 1997 and June 30, 1996, earned premiums ceded were $4,018,000 and $4,111,000, respectively, and recoveries recognized under reinsurance contracts were $3,743,000 and $2,574,000, respectively.






                                   -8


METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTE 4 - MORTGAGE LOANS

As of January 1, 1995, Holdings adopted Statement of Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosure, which addresses the accounting by creditors for the impairment of certain loans. Total impaired loans and the allowance for all known credit losses on mortgages were $2,954,000 and $3,306,000, respectively, at June 30, 1997. Holdings primary policy is to utilize the cash basis of accounting for the recognition of interest income on impaired loans.

The average recorded investment in impaired loans during the six months ended June 30, 1997 was $2,953,000 and the related interest income recognized during the period related to impaired loans was $77,000 on both the accrual and cash bases of accounting. Comparable amounts for the six months ended June 30, 1996 were $2,952,000 and $96,000, respectively.

Activity in the allowance for credit losses for the six months ended June 30, 1997 and 1996 were as follows:

                                           1997          1996
                                       ----------    ----------
    Balance at end of prior year       $3,306,000    $3,302,000
    Provision for impaired loans                -             -
    Write-downs                                 -      (310,000)
    Recoveries                                  -        98,000
                                       ----------    ----------
    Balance at June 30                 $3,306,000    $3,090,000
                                       ==========    ==========
















                                     -9


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

SECOND QUARTER RESULTS

TLICs sales in annualized premiums, which represent the annualization of first year premiums on business issued during the current period and are used to measure production, were $2.2 million for the quarter ended June 30, 1997, down $124,000, or 5.3%, from the quarter ended June 30, 1996. This reflected a $283,000, or 16.3%, increase in universal life product sales with decreases of $190,000, or 73.6%, in permanent traditional life product sales and $217,000, or 64.0%, in term life sales.

Consolidated second quarter 1997 revenues increased $1,310,000, or 8.9%, over the second quarter of 1996 primarily related to a $757,000, or 9.8%, increase in net investment income due to increased yields on invested assets and an $885,000 increase in realized capital gains ($31,000 of gains in the second quarter of 1997 versus $854,000 of losses for the comparable period of 1996 resulting from the sale of TLICs aggressive mortgage-backed securities program in 1996). These increases were partially offset by a $505,000 decrease in unrealized gains on the trading portfolio, since the entire portfolio was liquidated in the second quarter of 1996.

Consolidated second quarter 1997 benefits, claims and expenses increased $2,021,000, or 15.7%, over the comparable period of 1996. This was primarily attributable to a $776,000, or 12.5%, increase in the change in liability for future policyholder benefits and claims related to the increased traditional life business in force and the aging of the block of business in force, and a $918,000, or 38.1%, increase in policyholder benefits primarily attributable to increased death claims.

Federal income taxes decreased $345,000, or 46.4%, for the second
                                  -10


METLIFE TEXAS HOLDINGS, INC.

quarter of 1997 versus the comparable period of 1996. This resulted from a $262,000 increase in current taxes and an offsetting $607,000 increase in deferred tax benefits. Current taxes increased $380,000 as a result of realized capital losses from the liquidation of TLICs trading portfolio in the second quarter of 1996, $296,000 due to the difference between the tax and book basis of policyholder reserves and $143,000 due to the difference between the tax and book basis of deferred policy acquisition costs. These increases were partially offset by a decrease of $602,000 related to the decrease in statutory earnings. Deferred tax benefits increased $265,000 due to the difference between the tax and book basis of invested assets, $42,000 due to the difference between the tax and book basis of deferred policy acquisition costs and $249,000 due to the difference between the tax and book basis of future policyholder liabilities.

As a result of the items discussed above, net income decreased
$366,000, or 31.3%, for the second quarter of 1997 versus the comparable period of 1996.

YEAR-TO-DATE RESULTS

TLICs sales in annualized premiums were $4.3 million for the six months ended June 30, 1997, up $86,000, or 2.1%, over the comparable period of 1996. During this period, sales of universal life products increased $660,000, or 20.8%, while sales of traditional life products decreased $240,000, or 55.6%, and sales of term life products decreased $334,000, or 58.6%.

Consolidated year-to-date revenue increased $3,014,000, or 10.0%, over the first six months of 1996 primarily related to (i) a $1,136,000, or 15.4%, increase in universal life and investment product policy charges related to increased sales of new products and the increase in business in force; (ii) a $736,000, or 4.6%, increase in net investment income related to an increase in invested assets and increased yields on invested assets and (iii) a $446,000 increase in realized capital gains (from a loss of $352,000 for the six months ended June 30, 1996 to a gain of $94,000 for the comparable period of 1997) as discussed previously in the quarterly results.

Benefits, claims and expenses increased $4,861,000, or 17.9%, for the first six months of 1997 over the comparable period of 1996. This increase is primarily attributable to a $1,766,000, or 14.2%, increase in the change in liability for future policyholder benefits related to the increase in traditional life insurance in force and the aging of the block of traditional life business in
                               -11


METLIFE TEXAS HOLDINGS, INC.

force, and a $2,355,000, or 38.8%, increase in policyholder benefits primarily related to increased death claims.
Additionally, operating expenses increased $555,000, or 13.5%, over the same period due to increased expenses related to increased sales.

Federal income taxes decreased $750,000, or 71.8%, for the first six months of 1997 versus 1996. This resulted from a $444,000, or 34.7%, decrease in current taxes and a $306,000 increase in deferred tax benefits. Current income taxes decreased $1,056,000 due to a decrease in statutory earnings with partially offsetting increases of $329,000 due to the difference between the tax and book basis of policyholder reserves, premiums and expenses and $301,000 due to the increase in realized capital gains. Deferred income tax benefits increased $428,000 due to the difference between the tax and book basis of policyholder reserves and $186,000 related to the difference between the tax and book basis of non-policy related liabilities and certain non-investment related assets. These increases were partially offset by decreases of $191,000 due to the difference between the tax basis and book basis of invested assets and $246,000 due to the difference between the tax and book basis of deferred policy acquisition costs.

As a result of the items discussed above, net income for the six months ended June 30, 1997 decreased $1,097,000, or 58.8%, from the comparable period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Holdings sole activities consist of the investment of its assets in certain high grade, liquid investments permitted by the indenture pursuant to which its Contingent Payment Notes (Notes) were issued (see Note 1 to the accompanying financial statements), administration of its Notes and ownership of the outstanding stock of its wholly-owned subsidiary, TLIC. The Contingent Payment Notes come due December 1997. On June 30, 1997, Holdings had $18,200,000 of high-grade liquid investments to make the required principal payments, if any, on the Notes in December 1997. It is likely that Holdings will be required to make a payment on the Notes at their maturity in December 1997; however, it is impossible to predict, at this time, the amount of such payment, primarily because the remaining pool loans need to be valued as part of the determination of such payment.

For the six months ended June 30, 1997 Holdings had a loss of $144,000, on a stand alone basis, versus income of $33,000 for the comparable period of 1996. June 30, 1997 results are not necessarily indicative of the results that may be expected for the
                                -12


METLIFE TEXAS HOLDINGS, INC.

year ended December 31, 1997. Under the terms of the ndenture, Holdings paid no interest on the Notes in 1996 or the first half of 1997 because of accumulated losses on the underlying pool loans.
Holdings funds, including earnings on its investments, are sufficient to make any required payments on the Notes.

On June 30, 1989, TLIC issued a $7 million note payable to Metropolitan and, on December 31, 1990, it issued a $5.5 million note payable to MetLife Credit Corp., a wholly-owned subsidiary of Metropolitan (see Note 2 to the accompanying condensed consolidated financial statements). While both of these notes are considered a liability by the Registrant for financial reporting purposes under generally accepted accounting principles, they are surplus for TLIC on a statutory basis. The $7 million note payable was issued to provide additional statutory surplus to TLIC for expansion of premium writings. Increases in first year premium volume reduce statutory surplus since, for statutory purposes, acquisition costs are expensed rather than deferred. The $5.5 million note payable is being used to provide a voluntary statutory reserve for mortgage loans and foreclosed properties. The Registrant has no outstanding borrowings other than the Notes and TLICs notes payable to Metropolitan and MetLife Credit Corp. and has no need or plans to borrow funds in the foreseeable future other than additional notes which may be issued to affiliates by TLIC to provide additional statutory surplus. Borrowings by Holdings are prohibited by the terms of the indenture pursuant to which the Notes were issued.

The Registrant is involved in the life insurance business solely through its ownership of TLIC. The liabilities of TLIC are predominantly long-term in nature and, therefore, in order to match these liabilities with assets, TLIC has long-term fixed maturity investments such as bonds and mortgages.

Most of TLICs invested assets are investment grade securities to provide ample protection for its policyholders. As of June 30, 1997, TLIC had $4,953,000 of securities rated below investment grade by the National Association of Insurance Commissioners, representing 1.3% of its total investment securities. One of these investments, which is carried on the balance sheet at $86,000, was in default as to interest at June 30, 1997.

TLIC has mortgage loans with a carrying value of $29,473,000 ($32,779,000 book value less $3,306,000 reserve for losses) at June 30, 1997. The carrying value of these mortgage loans comprises 6.3% of total invested assets. The reserve represents 10.1% of total mortgage loan book value. Management believes that the reserve for losses is adequate.

                            -13


METLIFE TEXAS HOLDINGS, INC.

Delinquent mortgage loans (those overdue more than 90 days) totaled $3,173,000 at June 30, 1997 and $2,954,000 at December 31, 1996 and
are comprised of three performing cash flow commercial loans, one performing residential loan and one non-performing commercial loan. Expressed as a percentage of mortgage loans, delinquencies were 9.7% at June 30, 1997, 8.4% at December 31, 1996 and 8.1% at June
30, 1996.

Included in the mortgage loan balance is $2,288,000 of loans on watch (i.e., loans which are not delinquent over 90 days but are being monitored more closely for possible problems in the future). Of the six loans included in this category, five loans totaling $2,218,000 are current and one loan totaling $70,000 is 30 days overdue.

TLICs mortgage loan portfolio includes $15,494,000 of commercial loans, $16,947,000 of agricultural loans, $49,000 of loans on apartments and $289,000 of residential loans. 46.6% of these loans are in Texas and the remaining 53.4% are spread over 13 states.
The gross yield on all mortgage loans was 8.0% for the six months ended June 30, 1997 and 8.1% for the year ended December 31, 1996.

Since its acquisition by Holdings, TLIC has made eleven new commercial mortgage loans, with a book value aggregating $5,038,000, fifteen purchase money mortgages on foreclosed real estate aggregating $4,163,000 and 44 agricultural loans aggregating $20,203,000 through Metropolitans Agricultural Investments Department, for a total of $29,404,000. Since its acquisition by Metropolitan, TLICs policy relating to new loans is not to loan more than 75% of appraised value based on earnings conditions at the time of the loan. Additionally, these loans are issued to borrowers having strong financial backgrounds. Collateral on loans generally includes personal guarantees for the entire amount of the mortgage indebtedness as well as a lien on the mortgaged property. Loans generally mature within ten years, with recent ten year loans containing a provision for adjustment in the interest rate after three or five years.

As of June 30, 1997, TLIC had $982,000 of foreclosed real estate consisting of one acreage loan with residential development.

Due to the relatively small amount of TLICs below investment grade and non-performing investments, they have not had, and are not expected to have, a material effect on TLICs financial condition or results of operations.

TLIC maintains liquidity through its selection of investments.
                                    -14


METLIFE TEXAS HOLDINGS, INC.

Over 80 percent of its securities at June 30, 1997 were readily marketable securities, primarily publicly traded bonds and stocks. TLIC must maintain adequate liquidity to provide funds needed to make current payments to policyholders. Significant changes in market interest rates could affect TLICs liquidity. TLIC has utilized an asset/liability matching process to help determine the investment rate it can credit to its policyholders. TLICs universal life insurance products are credited an interest rate based upon earnings from allocated assets less an interest rate margin. Managements philosophy has been to maintain a credited interest rate based on the returns on its allocated investments rather than to credit current market rates to its previously issued policies. Significant increases in its competitors credited rates could cause TLIC either to reduce its margin or to credit a rate that may be noncompetitive, which may result in surrenders of policies. However, TLIC has high surrender charges on most of its universal life products during the first ten policy years (and during the ten years following any increases in the policy face amount) that would discourage surrenders or result in low surrender values. A reduction in market interest rates could reduce the reinvestment rate of its fixed investments and result in a lower than expected yield. However, in this environment, TLIC could reduce the rates credited to the products underlying these investments and maintain its interest rate margin without risking significant amounts of surrenders of policies. Thus, changes (other than sudden significant changes) in the interest rate environment and the resulting changes in the interest rates credited to policyholders would not significantly affect withdrawal experience because of the significance of surrender charges to policyholders.

However, a sudden significant increase in current market rates could have a material adverse impact on TLICs liquidity because policyholders might convert to products of competitors to which higher rates are credited. Conversely, sudden declines in interest rates could materially increase TLICs liquidity if the issuers of TLICs fixed rate long-term investments exercise their bond call options or refinance at lower rates the mortgages that are owned by TLIC. Although they can significantly affect TLICs liquidity, the impact of sudden increases or decreases in the interest rate environment would be tempered by the fact that 37% of TLICs insurance in force is traditional life insurance, which is not as susceptible to changes in the interest rate environment (29% of TLICs insurance in force is term insurance, which has no cash surrender value and is not impacted by changes in the interest rate).


                                 -15


METLIFE TEXAS HOLDINGS, INC.

In addition to the large amount of readily marketable securities referred to above, it is also TLICs policy to maintain at least $5,000,000 of cash and short-term investments less any commitments for investment purchases within the next month. At June 30, 1997, it had approximately $1,718,000 of cash and $5,631,000 of short-term investments. There were no investment commitments for July 1997.









































                                   -16


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

        28.1  Registrants Form 10-K for the fiscal year ended
              December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997 is herein incorporated by reference.

    (b) Reports on Form 8-K - No report on Form 8-K was filed during the quarter ended June 30, 1997.





















                                   -17


METLIFE TEXAS HOLDINGS, INC.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       METLIFE TEXAS HOLDINGS, INC.
                                               (Registrant)




Date:  August 12, 1997            By      Myron O. Schlanger
                                     -----------------------------
                                          Myron O. Schlanger
                                      Vice-President and Controller
                                        (Chief Financial Officer)


























                                   -18