Form 10-Q
period 1997-09-30
METLIFE TEXAS HOLDINGS INC
filed 1997-11-14
CIK 829321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-Q

[x]   Quarterly report pursuant to Section 13 or 15(d) of the
Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1997
                               ------------------
or
[ ]   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                      to
                               --------------------    -------------------
Commission file number 33-20104
                       --------
MetLife Texas Holdings, Inc.
------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
         Delaware                                  13-3437648
------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)
One Madison Avenue, New York, New York            10010
-------------------------------------------------------------------------
Address of principal executive offices)          (Zip Code)

Registrants telephone number, including area code     (212)578-3437
                                                      ---------------
Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    x  .   No        .
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
Common Stock, $1.00 Par Value                              1,000
-----------------------------             ---------------------------------
       Title of Class                     Outstanding at September 30, 1997



METLIFE TEXAS HOLDINGS, INC.

INDEX
                                   -----
Part I.   FINANCIAL INFORMATION                         Page No(s)
                                                       ----------
Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Income for the quarters and nine months
          ended September 30, 1997 and 1996 (Unaudited)     3-4

          Condensed Consolidated Balance Sheets
          as of September 30, 1997 (Unaudited) and
          December 31, 1996                                 5

          Condensed Consolidated Statements of
          Cash Flows for the nine months ended
          September 30, 1997 and 1996 (Unaudited)           6

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                            7-9

Item 2.   Managements Discussion and Analysis of
          Financial Condition and Results of Operations    10-15

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                16

Item 6.   Exhibits and Reports on Form 8-K
          (including Exhibit Index)                        16

Signatures                                                 17




METLIFE TEXAS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
METLIFE TEXAS HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                               For the Quarter Ended       For the Nine Months Ended
                                                   September 30,                September 30,
                                                  1997       1996            1997           1996
                                                -------    -------          -------        -------
                                                                (In Thousands)
Revenues
Insurance revenues
  Traditional life insurance premiums........   $ 3,573    $ 3,588         $10,660       $10,467
  Universal life and investment product
    policy charges...........................     4,544      3,858          13,079        11,257
Investment income (less related expenses)....     8,540      8,069          25,404        24,197
Trading securities-unrealized gain (loss)....         -          -               -          (205)
Realized gain on investments.................       180      1,225             274           873
Other income.................................       271          2             772           220
                                                -------    -------         -------       -------
                                                 17,108     16,742          50,189        46,809
                                                -------    -------         -------       -------
Benefits, Claims and Expenses
Policyholder benefits and claims.............     3,994      4,054          12,425        10,130
Change in liability for future
  policyholder benefits......................     6,294      5,794          20,476        18,210
Operating expenses...........................     2,405      1,988           7,070         6,098
Commissions, taxes and fees..................       900        874           2,734         2,592
Amortization of policy acquisition costs.....       983        839           2,984         2,627
Amortization of cost of insurance acquired...       462        525           1,366         1,573
                                                -------    -------         -------       -------
                                                 15,038     14,074          47,055        41,230
                                                -------    -------         -------       -------
Income before income taxes...................     2,070      2,668           3,134         5,579
                                                -------    -------         -------       -------

Provision (benefit) for federal income taxes
  Current....................................       792         839          1,629         2,120
  Deferred...................................      (276)        (67)          (818)         (303)
                                                -------     -------        -------       -------
                                                    516         772            811         1,817
                                                -------     -------        -------       -------
Net income...................................   $ 1,554     $ 1,896        $ 2,323       $ 3,762
                                                =======     =======        =======       =======
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





























METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)                           September 30, December 31,
                                        ------------- ------------
ASSETS                                     (Unaudited)
Investments
     Fixed maturities available for sale.... $345,891  $321,578
     Fixed maturities held to maturity......   49,630    53,145
     Equity securities......................    4,235     2,854
     Mortgage loans.........................   29,530    31,910
     Cash and cash equivalents..............   13,647    16,369
     Policy loans...........................   30,803    30,230
     Other..................................    4,045     3,541
                                             --------  --------
                                              477,781   459,627
Deferred policy acquisition costs...........   52,347    48,348
Cost of insurance acquired..................   35,830    39,033
Goodwill....................................    4,005     4,154
Investment income due and accrued...........    5,773     6,473
Amounts due from reinsurers.................    5,478     7,423
Other.......................................    3,930     3,922
                                       --------  --------
TOTAL ASSETS                                 $585,144  $568,980
                                             ========  ========
LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
Policy liabilities.......................... $416,271  $408,441
Deferred federal income tax.................   16,732    16,933
Contingent notes payable....................    7,874     7,874
Notes payable to affiliates.................   12,500    12,500
General expenses............................   12,578     8,668
Other.......................................   21,675    20,602
                                             --------  --------
Total Liabilities...........................  487,630   475,018
                                             --------  --------
Stockholders Equity
Common stock, par value $1.00 (1,000 shares
  authorized, issued and outstanding).......        1         1
Additional paid-in capital..................   60,200    60,200
Retained earnings...........................   34,476    32,153
Net unrealized investment gains on
  fixed maturities available for sale and
  equity securities.........................    2,837     1,608
                                             --------  --------
Total Stockholders Equity..................   97,514    93,962
                                             --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $585,144  $568,980
                                             ========  ========
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                    For the
                                                Nine Months Ended
                                                  September 30,
                                               1997       1996
                                               -------    -------
OPERATING ACTIVITIES
  Net Income...................................$ 2,323   $ 3,762
  Adjustments to reconcile net income to cash
  provided by operating activities
    Decrease in liability for future policy
      benefits and other policy liabilities.... (2,737)     (511)
    Amortization and depreciation..............  4,919     4,768
    Decrease (increase) in other assets........  1,880    (1,805)
    Deferred policy acquisition costs.......... (8,455)   (7,774)
    Increase in other non-policy related
      liabilities..............................  4,149     2,912
    Decrease in trading securities.............      -    13,134
    Interest credited to policyholder accounts. 14,783    14,385
                                               -------   -------
CASH PROVIDED BY OPERATING ACTIVITIES.......... 16,862    28,871
                                               -------   -------
INVESTING ACTIVITIES
  Purchase of investments and loans made.......(57,120) (127,796)
  Sale or maturities of investments and
    receipts from repayment of loans........... 41,736   136,406
                                               -------   -------
CASH(USED FOR)PROVIDED BY INVESTING ACTIVITIES.(15,384)    8,610
                                               -------   -------
FINANCING ACTIVITIES
  Net receipts from (withdrawals by) universal
    life policyholders credited to (withdrawn
    from) policyholder account balances........ (4,216)    4,265
  Other........................................     16       314
                                               -------   -------
CASH(USED FOR)PROVIDED BY FINANCING ACTIVITIES. (4,200)    4,579
                                               -------   -------
(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS (2,722)   42,060
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD....................................... 16,369    20,930
                                               -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....$13,647   $62,990
                                               =======   =======
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.






METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1997 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 1 - CONTINGENT PAYMENT NOTES

MetLife Texas Holdings, Inc. (Holdings) issued 9.41% Contingent Payment Notes (Notes) in the face amount of $12,800,000 in connection with its acquisition of Texas Life Insurance Company (TLIC) on July 31, 1988. The principal amount of these Notes is due on December 31, 1997 (unless redeemed earlier at the option of Holdings) and interest is payable semi-annually at the stated interest rate of 9.41%. The principal and interest payments on the Notes are, however, subject to reduction. In general, the reduction is equal to the difference between the contractual terms of, and amounts of principal and interest payments actually received by TLIC on, certain specified real estate mortgage notes receivable (Pool Loans). The holders of the Notes received no interest for the nine months ended September 30, 1997 and 1996.

The carrying value of the Notes in the accompanying Condensed Consolidated Balance Sheets was reduced by a valuation allowance for possible losses of $4,703,000 at both September 30, 1997 and December 31, 1996. The carrying value of the related Pool Loans was reduced by a valuation allowance of $2,603,000 at both September 30, 1997 and December 31, 1996.

See Note 9 to the consolidated financial statements included in the Registrants Annual Report on Form 10-K for the fiscal year ended
December 31, 1996 for a description of certain restrictions on Holdings contained in the indenture pursuant to which the Notes were issued.





METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTE 2 - NOTES PAYABLE TO AFFILIATES

On June 30, 1989, TLIC issued a $7,000,000 note payable (called a surplus debenture) to Metropolitan Life Insurance Company (Metropolitan), the parent of Holdings. Such note has no specified maturity date and semi-annual principal payments will not begin until TLICs statutory surplus, as calculated under Texas insurance regulations, increases to $50,000,000. TLICs statutory surplus amounted to $29,015,000 at September 30, 1997. Interest is payable semi-annually at any time TLICs statutory surplus is in excess of $12,798,000. The note bears interest at a rate of 7.60% per annum until June 30, 1999, at which time it will be adjusted to a rate equal to 0.75% over the then five year U.S. Treasury note rate. Interest of $266,000 was paid on June 30, 1997, January 2, 1997, July 9, 1996 and
January 2, 1996.

An additional $5,500,000 note payable (also called a surplus debenture) was issued by TLIC to MetLife Credit Corp., a wholly-owned subsidiary of Metropolitan, on December 31, 1990. Such note has no specified maturity date and annual principal payments will not begin until TLICs statutory surplus, as calculated under Texas insurance regulations, increases to $40,000,000. This note must be repaid in full before TLIC can make any principal payments on the $7,000,000 note payable to Metropolitan discussed above. Interest is payable monthly, at a variable interest rate which is set by MetLife Credit Corp. on the first of each month, at any time TLICs statutory surplus exceeds $10,000,000. $292,000 of interest was paid for the first nine months of 1997 and $295,000 was paid for the comparable period of 1996.

NOTE 3 - REINSURANCE

Reinsurance receivables of $5,238,000 and $6,569,000 are recorded in accordance with Statement of Financial Accounting Standards No. 113 Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts in the accompanying September 30, 1997 and December 31, 1996 Condensed Consolidated Balance Sheets, respectively. For the nine months ended September 30, 1997 and September 30, 1996, earned premiums ceded were $6,133,000 and $6,136,000, respectively, and recoveries recognized under reinsurance contracts were $4,680,000 and $3,549,000, respectively.











METLIFE TEXAS HOLDINGS, INC. AND SUBSIDIARY

NOTE 4 - MORTGAGE LOANS

As of January 1, 1995, Holdings adopted Statement of Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosure, which addresses the accounting by creditors for the impairment of certain loans. Total impaired loans and the allowance for all known credit losses on mortgages were $2,954,000 and $3,306,000, respectively, at September 30, 1997. Holdings primary policy is to utilize the cash basis of accounting for the recognition of interest income on impaired loans.

The average recorded investment in impaired loans during the nine months ended September 30, 1997 was $2,953,000 and the related interest income recognized during the period related to impaired loans was $97,000 on both the accrual and cash bases of accounting.

Activity in the allowance for credit losses for the nine months ended September 30, 1997 was as follows

             Balance at December 31, 1996       $3,306,000
             Provision for impaired loans                -
             Write-downs                                 -
             Recoveries                                  -
                                                ----------
             Balance at September 30, 1997      $3,306,000
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

THIRD QUARTER RESULTS

TLICs sales in annualized premiums, which represent the annualization of first year premiums on business issued during the current period and
are used to measure production, were $2.2    million for the quarter
ended September 30, 1997, down $315,000, or      12.5%, from the
quarter ended September 30, 1996. This reflected a $21,000, or 1.0%, increase in universal life product sales with decreases of $207,000, or 74.2%, in permanent traditional life product sales and $129,000, or 57.6%, in term life sales.

Consolidated third quarter 1997 revenues increased $366,000, or 2.2%, over the third quarter of 1996 primarily related to a $686,000, or 17.8%, increase in universal life and investment product policy charges related to increased universal life sales, a $471,000, or 5.8%, increase in net investment income related to an increase in invested assets and increased yields on invested assets, and a $269,000 increase in other income related primarily to an increase in supplemental contract considerations. These increases were partially offset by a $1,045,000, or 85.3%, decrease in realized capital gains ($180,000 of gains in the third quarter of 1997 versus $1,225,000 of gains for the comparable period of 1996 resulting from TLICs aggressive mortgage-backed securities sales program in 1996).

Consolidated third quarter 1997 benefits, claims and expenses increased $964,000, or 6.8%, over the comparable period of 1996. This was primarily attributable to a $500,000, or 8.6%, increase in the change in liability for future policyholder benefits and claims related to the increased traditional life business in force and the aging of the block of business in force, and a $417,000, or 21.0%, increase in operating expenses related to the introduction of new universal life products. Federal income taxes decreased $256,000, or 33.2%, for the third quarter of 1997 versus the comparable period of 1996. This resulted from a $47,000 decrease in current taxes and a $209,000 decrease in deferred tax benefits. Deferred tax benefits decreased $353,000 due to the difference between tax and book basis of invested assets and $73,000 due to temporary differences between tax and book
                          -10-



 METLIFE TEXAS HOLDINGS, INC.

policyholder reserves. These decreases were offset by increases of $107,000 due to the difference between tax and book basis of deferred policy acquisition costs and $103,000 due to the difference between tax basis and book basis of furniture and equipment.

As a result of the items discussed above, net income decreased
$342,000, or 18.0%, for the third quarter of 1997 versus the comparable period of 1996.

YEAR-TO-DATE RESULTS

TLICs sales in annualized premiums were $6.5 million for the nine months ended September 30, 1997, down $229,000, or 3.4%, from the comparable period of 1996. During this period, sales of universal life products increased $681,000, or 13.1%, while sales of traditional life products decreased $447,000, or 62.9%, and sales of term life products decreased $463,000, or 58.3%.

Consolidated year-to-date revenue increased $3,380,000, or 7.2%, over the first nine months of 1996 primarily related to (i) a $1,822,000, or 16.2%, increase in universal life and investment product policy charges related to increased sales of new products and the increase in business in force, (ii) a $1,207,000, or 5.0%, increase in net investment income related to an increase in invested assets and increased yields on invested assets and (iii) a $552,000, or 250.9%, increase in other income related primarily to an increase in supplemental contract considerations. These increases were partially offset by a $599,000, or 68.6%, decrease in realized capital gains (from a gain of $873,000 for the nine months ended September 30, 1996 resulting from the 1996 mortgage-backed securities sales program mentioned previously).

Benefits, claims and expenses increased $5,825,000, or 14.1%, for the first nine months of 1997 over the comparable period of 1996. This increase is primarily attributable to a $2,266,000, or 12.4%, increase in the change in liability for future policyholder benefits related to the increase in traditional life insurance in force resulting from sales and the aging of the block of traditional life business in force, and a $2,295,000, or 22.7%, increase in policyholder benefits primarily related to increased death claims. Additionally, operating expenses increased $972,000, or 15.9%, over the same period due to expenses related to the introduction of new universal life products.

Federal income taxes decreased $1,006,000, or 55.4%, for the first nine months of 1997 versus 1996. This resulted from a $491,000, or 23.2%, decrease in current taxes and a $515,000, or 170.0%, increase in deferred tax benefits. Current income taxes decreased $779,000 due to a decrease in statutory earnings with a partially offsetting increase of $353,000 due to the difference between the tax and book basis of policyholder reserves. Deferred income tax benefits increased $502,000 due to the difference between the tax and book basis of policyholder reserves, $75,000 related to the difference between the tax and book basis of non-policy related liabilities and

METLIFE TEXAS HOLDINGS, INC.

certain non-investment related assets and $162,000 due to the difference between the tax basis and book basis of invested assets. These increases were partially offset by $226,000 due to the difference between the tax basis and book basis of deferred policy acquisition costs.

As a result of the items discussed above, net income for the nine months ended September 30, 1997 decreased $1,439,000, or 38.3%, from the comparable period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Holdings sole activities consist of the investment of its assets in certain high grade, liquid investments permitted by the indenture pursuant to which its Contingent Payment Notes (Notes) were issued (see
Note 1 to the accompanying financial statements), administration of its Notes and ownership of the outstanding stock of its wholly-owned subsidiary, TLIC. Holdings has $18,500,000 of high-grade liquid investments to make any required payments of principal and interest on the maturity of the Contingent Payment Notes on December 31, 1997. Holdings expects to make a payment on the Notes at their maturity. Holdings does not have any other short-term liquidity needs.

For the nine months ended September 30, 1997 Holdings had a loss of $199,000, on a stand alone basis, versus a loss of $19,000 for the comparable period of 1996. September 30, 1997 results are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. No interest payments on the Notes were required to be made in 1997 or 1996.

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

Most of TLICs invested assets are investment grade securities to provide ample protection for its policyholders. As of September 30, 1997, TLIC had $4,836,000 of securities rated below investment grade by the National Association of Insurance Commissioners, representing 1.25% of its total investment securities. One of these investments, which is carried on the balance sheet at $86,000, was in default as to interest at September 30, 1997.

TLIC has mortgage loans with a carrying value of $29,530,000
($32,836,000 book value less $3,306,000 reserve for losses) at September 30, 1997. The carrying value of these mortgage loans comprises 6.2% of total invested assets. The reserve represents 10.1% of total mortgage loan book value. Management believes that the reserve for losses is adequate.

Delinquent mortgage loans (those overdue more than 90 days) totaled $2,954,000 at September 30, 1997 and $2,951,000 at December 31, 1996
and are comprised of three performing cash flow commercial loans and one performing residential loan. Expressed as a percentage of mortgage loans, delinquencies were 9.0% at September 30, 1997, 8.4% at December 31, 1996 and 8.1% at September 30, 1996.

Included in the mortgage loan balance is $2,266,000 of loans on watch (i.e., loans which are not delinquent over 90 days but are being monitored more closely for possible problems in the future). Of the six loans included in this category, five loans totaling $2,196,000 are current and one loan totaling $70,000 is 30 days overdue.

TLICs mortgage loan portfolio includes $14,973,000 of commercial loans, $17,625,000 of agricultural loans, $43,000 of loans on apartments and $195,000 of residential loans. 62.6% of these loans are in Texas and the remaining 37.4% are spread over 13 states. The gross yield on all mortgage loans was 7.8% for the nine months ended September 30, 1997 and 8.1% for the year ended December 31, 1996.

Since its acquisition by Holdings, TLIC has made eleven new commercial mortgage loans, with a book value aggregating $5,038,000, fifteen purchase money mortgages on foreclosed real estate aggregating $4,163,000 and 45 agricultural loans aggregating $20,953,000 through Metropolitans Agricultural Investments Department, for a total of $30,154,000. Since the acquisition, TLICs policy relating to new loans is not to loan more than 75% of appraised value based on earnings conditions at the time of the loan. Additionally, these loans are issued to borrowers having strong financial backgrounds. Collateral on loans generally includes personal garantees for the entire amount of the mortgage
                                  -13


METLIFE TEXAS HOLDINGS, INC.

indebtedness as well as a first lien on the mortgaged property. Loans generally mature within ten years, with recent ten year loans containing a provision for adjustment in the interest rate after three or five years.

As of September 30, 1997, TLIC had $1,210,000 of foreclosed real estate consisting of one acreage property and one industrial warehouse.

Due to the relatively small amount of TLICs below investment grade and non-performing investments, they have not had, and are not expected to have, a material adverse effect on TLICs financial condition or results of operations.

TLIC maintains liquidity through its selection of investments. Over 80 percent of its securities at September 30, 1997 were readily marketable securities, primarily publicly traded bonds and stocks. TLIC must maintain adequate liquidity to provide funds needed to make current payments to policyholders. Significant changes in market interest rates could affect TLICs liquidity. TLIC has utilized an asset/liability matching process to help determine the investment rate it can credit to its policyholders. TLICs universal life insurance products are credited an interest rate based upon earnings from allocated assets less an interest rate margin.

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

METLIFE TEXAS HOLDINGS, INC.

Conversely, sudden declines in interest rates could materially increase TLICs liquidity if the issuers of TLICs fixed rate long-term investments exercise their bond call options or refinance at lower rates the mortgages that are owned by TLIC. Although they can significantly affect TLICs liquidity, the impact of sudden increases or decreases in the interest rate environment would be tempered by the fact that 35.4% of TLICs insurance in force is traditional life insurance, which is not as susceptible to changes in the interest rate environment (27.6% of TLICs insurance in force is term insurance, which has no cash surrender value and is not impacted by changes in the interest rate).

In addition to the large amount of readily marketable securities referred to above, it is also TLICs policy to maintain at least $5,000,000 of cash and short-term investments less any commitments for investment purchases within the next month. At September 30, 1997, it had approximately $1,638,000 of cash and $5,946,000 of short-term investments. There were $3,980,000 of investment commitments for October 1997.


































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

    (b) Reports on Form 8-K - No report on Form 8-K was filed during the quarter ended September 30, 1997.

























METLIFE TEXAS HOLDINGS, INC.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       METLIFE TEXAS HOLDINGS, INC.
                                               (Registrant)




Date  November 13, 1997            By      Myron O. Schlanger
                                     -----------------------------
                                          Myron O. Schlanger
                                      Vice-President and Controller
                                        (Chief Financial Officer)































